Form 10QSB
period 1996-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 1996-05-15
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-26604

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
- - --------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                  23-2770048
    (State or Other Jurisdiction                     (I.R.S. Employer
  of Incorporation or Organization)                 Identification No.)

              2010-F Cabot Boulevard, Langhorne, Pennsylvania 19047
- - --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (215) 752-0963
- - --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes______X________            No__________


     The number of shares outstanding of each of the issuer's classes of common equity as of May 8, 1996:

         Title of Each Class                 Number of Shares Outstanding
         -------------------                 ----------------------------
            Common Stock                              2,468,750
          ($.001 par value)

Transitional Small Business Disclosure Format (check one):

Yes_______________            No_____X______

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                           31-Mar      31-Mar
                           ASSETS                           1995        1996
                                                            ----        ----
                                                        (unaudited)  (unaudited)
Current assets:

Cash                                                             0   1,727,480
Restricted cash                                                  0     150,000
Short-term Investments                                           0     389,343
Accounts receivable, net of allowance for
doubtful accounts $138,085 in 1995 and                     213,487     852,140
$135,070 in 1996
Unbilled                                                         0      22,422
Accounts receivable - officers and directors                 4,500      56,300
Accounts receivable - other                                 15,631       1,325
Inventories                                                251,014     201,353
Prepaid expenses                                            33,461      76,918
Other                                                            0      16,981
                                                         ---------   ---------
Total current assets                                       518,093   3,494,262
Deposits                                                    13,150       8,442
Furniture and equipment, net                               121,438     303,532
Purchase Software, net                                           0     137,500
                                                         ---------   ---------
                                                           652,681   3,943,736
                                                         =========   =========

             LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Accounts payable                                           841,502     186,268
Notes Payable                                                    0      50,000
Deferred income                                            332,713     341,752
Accrued expenses                                            11,657     420,418
Due to affiliates                                          166,279           0
                                                         ---------   ---------
Total current liabilities                                1,352,151     998,438

Notes Payable                                                    0      75,000

Shareholder's equity:
Common stock, $.001 par value, 10,000,000
shares authorized; 2,408,750 and 1,000,000
issued and outstanding 03/31/96 and 03/31/95                10,000       2,409
Additional paid-in capital                               4,280,510   9,885,788
Unearned compensation                                            0    -104,000
Accumulated deficit                                     -4,360,843  -6,913,899
                                                         ---------   ---------
Total shareholder's equity (deficit)                       -70,333   2,870,298
                                                         ---------   ---------
                                                         1,281,818   3,943,736
                                                         =========   =========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS


                                                       31-Mar          31-Mar
                                                        1995            1996
                                                        ----            ----
                                                     (unaudited)    (unaudited)

Cash flows from operating activities:
Net loss                                             -164,762        -663,959
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Provision for doubtful accounts receivable                  0          -3,015
Depreciation and amortization                          14,360          75,559
Amortizaton of unearned compensation                        0           6,000
Changes in assets and liabilities:
Receivables                                            43,462        -125,760
Inventories                                          -160,173          16,159
Prepaid expenses and other                             -8,533          69,759
Accounts payable                                      278,578        -143,291
Accrued expenses and other liabilities                -21,254         171,386
Deferred revenue                                      154,132        -185,588
Other noncurrent assets                                -9,050            -852
Due to affiliates                                      89,292         -71,913
                                                      -------         -------
Net cash provided by (used in) operating activities   216,052        -855,515
                                                      -------         -------
Cash flows from investing activities:
Equipment purchases                                   -10,462         -45,190
Purchase Software Acquisition                               0        -137,500
                                                      -------         -------
Net cash used in investing activities                 -10,462        -182,690
                                                      -------         -------
Cash flows from financing activities:
Deferred offering costs                              -216,635               0
Repayment of note payable                                   0         -12,500
Net cash used in financing activities                -216,635         -12,500
                                                      -------         -------
Increase (decrease) in cash                           -11,045      -1,050,705
Cash at beginning of period                            11,045       2,778,185
                                                      -------         -------
Cash at end of period                                       0       1,727,480
                                                      -------         -------

                         DIGITAL DESCRIPTOR SYTEMS, INC.
                             STATEMENT OF OPERATIONS

                                                        Three months ended
                                                      31-Mar          31-Mar
                                                       1995            1996
                                                       ----            ----
                                                   (unaudited)      (unaudited)

Sales                                                429,110          910,057
Cost of sales                                        228,613          518,375
                                                     -------        ---------
Gross profit                                         200,497          391,682
                                                     -------        ---------
Operating expenses:
  Sales and marketing                                 69,249          262,341
  Research and development                            15,833          166,427
  Depreciation and amortization                       14,360           75,559
  General and administrative                         265,817          590,167
                                                     -------        ---------
Total Operating expenses                             365,259        1,094,494
                                                     -------        ---------
Loss from operations                                (164,762)        (702,812)
Interest income                                            0           41,349
Interest expense                                           0           (2,496)
Net loss                                            (164,762)        (663,959)
                                                    ========         ========
Net loss per share (unaudited)                         (0.16)           (0.28)

Weighted average shares outstanding                1,000,000        2,408,750

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

On August 10, 1995, Compu-Color, Inc. merged into the Company. The financial statements reflect the combined results of the Company and its predecessor, Compu-Color, Inc.

Item 2.  Management's Discussion and Analysis

Results of Operations

Sales increased 112% in the first quarter of 1996 to $910,057 up $480,947 over the first quarter of 1995. For the first three months gross profit of $391,682 increased $191,185 or 95% against the same period in 1995. The sales increase was primarily due to an increase in the amount of installations completed and contracts awarded to the Company.

The Company expects general and administrative expenses to increase at a moderate rate with increases in volume and personnel. Sales and marketing expenses are expected to increase at a moderate pace as the Company continues to expand its geographic market. Total operating expenses for the three months ended March. 31, 1996 increased 200% over the three months ended March. 31, 1994. General and administrative expenses increased $324,350 or 122% to $590,167 for the three months ended March 31, 1996 as compared to the same period in 1995, primarily due to the increase in the number of employees and related employee expenses, along with a one time non-cash charge for compensation expense of $262,800 relating to stock grants to outside advisors. Sales and marketing increased $193,092 or 279% to $262,341 for the three months ended March 31, 1996 as compared to the same period in 1995, primarily due to the increased sales personnel hired by the Company in an effort to increase both sales volume and geographic territory. Research and development expenses increased $150,594 or 951% for the three months ended March 31, 1996 as compared to the same period in 1995. The increases were due to increases in personnel and external development costs as the Company continues to investigate and develop new products as well as enhancing it's current product line. Overall the Company's net loss increased to $663,959 compared to $164,762 for the same three month period of 1996 and 1995 respectively.

Liquidity and Sources of Capital

Cash Flows from operations were a negative $855,515 for the three months ended March. 31, 1996 as compared to a positive $216,052 in the comparable period of 1995. This was primarily due to the loss for the first three months along with a reduction in accounts payable and deferred income.

Due to a large backlog of orders at year end, in addition to our new sales, and the loss of one of the Company's' two system installers, who are highly trained and not easily replaced, the Company was not able to install the number of systems it had anticipated thereby causing the Company to report lower than anticipated revenues for the quarter.

                                     PART II

                                OTHER INFORMATION

Item 5. On January, 1996, the Company acquired all of the assets of VISATEX Corporation, including the proprietary rights to the VISATEX products, Compu-Sketch, Compu-Scene and FotoFile which are compatible with the Company's core product, Compu-Capture(R). Compu-Sketch is a comprehensive program to generate, touch-up and enhance composites; Compu-Scene is a computerized drafting program for drawing crime and accident scenes; and Fotofile is a mug-shot system similar to Compu-Capture(R). The purchase price for the VISATEX assets was $100,000 in cash plus potential additional payments equal to the greater of 10% of revenues from, or a fixed commission on sales of, VISATEX products for the three year period ending December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.20 Agreement for the Sale of Assets by and between Visatex Corporation and Digital Descriptor Systems, Inc.

               10.21 Consultants and Advisors Compensation Plan adopted February 8, 1996. (The Consultants and Advisors Compensation Plan was filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-3420, and is incorporated herein by reference).

               10.22 Demand Note dated March 3, 1996 in the principal amount of $45,500 made by Garrett U. Cohn in favor of the Company.

         (b)   Reports on Form 8-K

     The Company was not required to and did not file a Form 8-K during the quarter ended March 31, 1996.

                                 SIGNATURE PAGE


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DIGITAL DESCRIPTOR SYSTEMS,
                                            INC.



Date:    May 10, 1996                       By:     /s/ Garrett U. Cohn
                                                 ----------------------
                                                  Garrett U. Cohn, President and
                                                  Chief Executive Officer




Date:    May 10, 1996                       By:     /s/ Michael Pellegrino
                                                 -------------------------
                                                    Michael Pellegrino, Vice
                                                    President Finance and Chief
                                                    Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number                              Description of Document
- - ------                              -----------------------
10.20 Agreement for the Sale of Assets by and between Visatex Corporation and Digital Descriptor Systems, Inc.

10.21 Consultants and Advisors Compensation Plan adopted February 8, 1996. (The Consultants and Advisors Compensation Plan was filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8,
                  File No. 333-3420, and is incorporated herein by reference).

10.22 Demand Note dated March 3, 1996 in the principal amount of $45,500 made by Garrett U. Cohn in favor of the Company.