Form 10QSB
period 1996-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 1996-08-09
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

    Commission file number   0-26604

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       23-2770048
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

              2010-F Cabot Boulevard, Langhorne, Pennsylvania 19047
                    (Address of Principal Executive Offices)

                                 (215) 752-0963
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___

     The number of shares outstanding of each of the issuer's classes of common equity as of August 1, 1996:

     Title of Each Class                           Number of Shares Outstanding
     -------------------                           ----------------------------
        Common Stock                                         2,468,750
     ($.001 par value)

Transitional Small Business Disclosure Format (check one):

Yes ___   No _X_

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                      30-Jun            30-Jun
                                                       1996              1995
                                                    ---------         ---------
                                                   (unaudited)       (unaudited)
                                     ASSETS
Current assets:

Cash                                                  659,166             (3457)
Restricted cash                                       150,000                 0
Short-term Investments                                583,648                 0
Accounts receivable, net of allowance for
doubtful accounts $24,000 in 1995 and               1,172,096         1,006,491
$134,759 in 1996
Unbilled                                                5,000                 0
Accounts receivable - officers                         91,300             4,500
Accounts receivable - other                             8,252            26,025
Inventories                                           160,444           180,386
Prepaid expenses                                       71,426            11,596
Other                                                  16,981                 0
                                                    ---------         ---------
Total current assets                                2,918,313         1,225,541
Prepaid offering costs                                      0           679,327
Deposits                                                8,443             5,494
Furniture and equipment, net                          259,850           122,661
Purchase Software, net                                125,000                 0
                                                    ---------         ---------
                                                    3,311,606         2,033,023
                                                    =========         =========

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Accounts payable                                      236,631           846,862
Notes Payable                                          50,000                 0
Deferred income                                       366,358           499,687
Accrued expenses                                       67,880           223,802
Due to affiliates                                           0           406,075
                                                    ---------         ---------
Total current liabilities                             720,869         1,976,426

Notes Payable                                          62,500                 0

Shareholder's equity:
Common stock, $.001 par value, 10,000,000
shares authorized; 2,468,750 and 1,000,000
 issued and outstanding 06/30/96 and 06/30/95           2,469            10,000
Additional paid-in capital                         10,148,528         4,280,510
Unearned compensation                                 (98,000)                0
Accumulated deficit                                (7,524,761)       (4,233,913)
                                                    ---------         ---------
Total shareholder's equity (deficit)                2,528,236            56,597
                                                    ---------         ---------
                                                    3,311,605         2,033,023
                                                    =========         =========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                            Six Months Ended June 30



                                                          30-Jun       30-Jun
                                                           1996         1995
                                                        ---------     ---------
                                                       (unaudited)   (unaudited)

Cash flows from operating activities:
Net loss                                               (1,274,822)      (37,832)

Adjustments  to reconcile  net loss to net cash
provided by (used in) operating activities:
Provision for doubtful accounts receivable                 (3,326)      (28,790)
Depreciation and amortization                             154,795        30,113
Amortizaton of unearned compensation                       12,000             0
Changes in assets and liabilities:
Receivables                                              (469,909)     (743,257)
Inventories                                                57,068       (89,545)
Prepaid expenses and other                                 75,251        10,717
Accounts payable                                          (92,928)      283,938
Accrued expenses and other liabilities                   (181,152)      204,223
Deferred revenue                                         (160,982)      321,106
Other noncurrent assets                                      (852)            0
Due to affiliates                                         (71,913)     (370,912)
                                                        ---------     ---------
Net cash provided by (used in) operating activities    (1,956,770)     (420,239)
                                                        ---------     ---------

Cash flows from investing activities:
Equipment purchases                                       (80,744)      (27,438)
Purchase Software Acquisition                            (125,000)            0
Increase in short-term investments, including
restricted cash                                          (194,305)            0
                                                        ---------     ---------
Net cash used in investing activities                    (400,049)      (27,438)
                                                        ---------     ---------

Cash flows from financing activities:
Prepaid offering costs                                          0       (266825)
Repayment of note payable                                 (25,000)            0
Common Stock Issued                                            60             0
Capital contributions                                     262,740       700,000
                                                        ---------     ---------
Net cash used in financing activities                      237800       433,175
                                                        ---------     ---------
Increase (decrease) in cash                            (2,119,019)      (14,502)
Cash at beginning of period                             2,778,185        11,045
                                                        ---------     ---------
Cash at end of period                                      659166        (3,457)
                                                        ---------     ---------

                         DIGITAL DESCRIPTOR SYTEMS, INC.
                             STATEMENT OF OPERATIONS



                                                          Six months ended
                                                      30-Jun            30-Jun
                                                       1996              1995
                                                    ---------         ---------
                                                   (unaudited)       (unaudited)

Sales                                               1,784,329         1,248,581
Cost of sales                                         856,884           640,149
                                                    ---------         ---------
Gross profit                                          927,445           608,432
                                                    ---------         ---------
Operating expenses:
  Sales and marketing                                 565,363           204,442
  Research and development                            239,490            81,383
  Depreciation and amortization                       174,195            30,113
  General and administrative                        1,290,130           725,222
                                                    ---------         ---------
Total Operating expenses                            2,269,178         1,041,160
                                                    ---------         ---------
Loss from operations                               (1,341,733)         (432,728)

Interest income                                        71,693                 0
Interest expense                                       (4,781)           (2,180)

Net loss                                           (1,274,821)         (434,908)
                                                    =========         =========

Net loss per share (unaudited)                          (0.52)            (0.43)

Weighted average shares outstanding                 2,468,750         1,000,000

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

Item 2. Management's Discussion and Analysis Financial Condition and Results of Operation

Results of Operations

Sales increased 7% in the second quarter of 1996 to $874,272 up $54,801 over the second quarter of 1995. For the second quarter gross profit of $535,763 increased $127,828 or 31% against the same period in 1995. On a year to date basis sales increased $303,126 or 30% while gross profit increased $319,013 or 52% over the same period a year ago. The sales increase was primarily due to an increase in the amount of installations completed and contracts awarded to the Company, while the margin increase is reflective of a greater proportion of software in the sale , which has a higher margin, while sales of hardware has decreased, mainly due to the continued decrease in prices of computers.

The Company expects general and administrative expenses to increase with increases in volume and personnel. Sales and marketing expenses are expected to increase as the Company continues to expand its geographic market. Total operating expenses for the three months ended June 30 , 1996 increased 218% over the six months ended June 30, 1995. General and administrative expenses increased $564,908 or 78% to $1,290,130 for the six months ended June 30, 1996 as compared to the same period in 1995, primarily due to the increase in the number of employees and related employee expenses, including a one time non-cash charge for compensation expense of $262,800 relating to stock grants to outside advisors. Sales and marketing expenses increased $360,921 or 176% to $565,363 for the six months ended June 30, 1996 as compared to the same period in 1995, primarily due to the increased sales personnel hired by the Company in an effort to increase both sales volume and geographic territory. Research and development expenses increased $158,107 or 194% for the six months ended June 30, 1996 as compared to the same period in 1995. The increases were due to increases in personnel and external development costs as the Company continues to investigate and develop new products as well as enhancing it's current product line. Overall the Company's net loss from operations increased to $1,341,733 compared to $432,728 for the same six month period of 1996 and 1995 respectively.

Liquidity and Sources of Capital

Cash Flows from operations were a negative $1,956,770 for the six months ended June 30, 1996 as compared to a negative $420,239 in the comparable period of 1995. This was primarily due to the loss for the first six months.

                                     PART II
                                OTHER INFORMATION

Item 4. On May 21, 1996, at the Annual Meeting of Stockholders, five Directors were elected. The results of the stockholder vote are shown below:

                                                                       Broker/
Name                     For           Against   Abstention/Withheld   Non-Votes
- ----                     ---           -------   -------------------   ---------

Garrett U. Cohn          2,294,003     0          7,500                0
Myrna L. Cohn, Ph.D.     2,290,003     0         11,500                0
Michael Ott              2,294,003     0          7,500                0
Steven F. Bright         2,294,003     0          7,500                0
Bartlett R. Rhoades      2,294,003     0          7,500                0

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

     The Company was not required to and did not file a Form 8-K during the quarter ended June 30, 1996.

                                 SIGNATURE PAGE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIGITAL DESCRIPTOR SYSTEMS, INC.


Date: August 8, 1996                     By:  /s/ Garrett U. Cohn
                                             -------------------
                                             Garrett U. Cohn, President and
                                             Chief Executive Officer


Date: August 8, 1996                     By:  /s/ Michael Pellegrino
                                             ----------------------
                                             Michael Pellegrino, Vice President
                                             Finance and Chief Financial Officer