Form 10QSB
period 1996-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 1996-11-13
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

     For the quarterly period ended September 30, 1996

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

Yes __X__      No _____

     The number of shares outstanding of each of the issuer's classes of common equity as of November 1, 1996:

     TITLE OF EACH CLASS                  NUMBER OF SHARES OUTSTANDING
     -------------------                  ----------------------------
     Common Stock                                   2,468,750
     ($.001 par value)

Transitional Small Business Disclosure Format (check one):

Yes _____      No __X__

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30


                                                         30-Sep        30-Sep
                                                          1995          1996
                                                      (unaudited)   (unaudited)
                                                     -----------    -----------
Cash flows from operating activities:
Net loss                                             $  (980,924)   $(2,044,638)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Provision for doubtful accounts receivable           $   (28,790)   $    62,227
Provision for inventory obsolescence                                $    30,000
Depreciation and amortization                        $    48,886    $   177,709
Amortizaton of unearned compensation                 $      --      $    18,000
Changes in assets and liabilities:
Stock awards to consultants                                         $   262,800
Receivables                                          $    13,866    $   136,425
Inventories                                          $  (163,499)   $    64,601
Prepaid expenses and other                           $   (14,558)   $    75,617
Accounts payable                                     $  (152,378)   $  (218,021)
Accrued expenses and other liabilities               $   101,399    $  (174,885)
Deferred revenue                                     $   138,143    $   (98,198)
Other noncurrent assets                              $      --      $      (853)
Due to affiliates                                    $  (776,987)   $   (71,913)
                                                     -----------    -----------
Net cash provided by (used in) operating activities  $(1,814,842)   $(1,781,129)
                                                     -----------    -----------
Cash flows from investing activities:
Equipment purchases                                  $  (223,787)   $  (109,349)
Purchase Software Acquisition                        $      --      $  (150,000)
Increase in short-term investments, including
restricted cash                                      $      --      $   196,023
Officer notes receivable                                            $  (148,000)
                                                     -----------    -----------
Net cash used in investing activities                $  (223,787)   $  (211,314)
                                                     -----------    -----------
Cash flows from financing activities:
Prepaid offering costs                               $   412,502    $      --
Repayment of note payable                            $      --      $   (37,500)
                                                     -----------    -----------
Net cash used in financing activities                $   412,502    $   (37,500)
                                                     -----------    -----------

Increase (decrease) in cash                          $(1,626,127)   $(2,029,943)
Cash at beginning of period                          $    11,045    $ 2,778,185
                                                     -----------    -----------
Cash at end of period                                $(1,615,082)   $   748,242
                                                     -----------    -----------

                         DIGITAL DESCRIPTOR SYTEMS, INC.
                             STATEMENT OF OPERATIONS


                                          Three months ended             Nine months ended
                                         30-Sep         30-Sep         30-Sep         30-Sep
                                          1995           1996           1995           1996
                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                      -----------    -----------    -----------    -----------
Sales                                 $   429,273        441,038    $ 1,677,854    $ 2,225,367
Cost of sales                         $   204,582        259,298    $   844,731    $ 1,116,182
                                      -----------    -----------    -----------    -----------
Gross profit                          $   224,691        181,740    $   833,123    $ 1,109,185

Operating expenses:
  Sales and marketing                 $   114,336        340,703    $   318,778    $   906,066
  Research and development            $    18,237        120,452    $    99,620    $   358,942
  Depreciation and amortization       $    18,773         62,269    $    48,886    $   177,709
  General and administrative          $   613,843        441,417    $ 1,339,065    $ 1,790,302
                                      -----------    -----------    -----------    -----------
Total operating expenses              $   765,189        964,841    $ 1,806,349    $ 3,233,019
                                      -----------    -----------    -----------    -----------
Loss from operations                  $  (540,498)      (783,101)   $  (973,226)   $(2,123,834)

Interest income                       $     9,878         14,332    $     7,698    $    86,025
Interest expense                      $      --           (2,048)   $      --      $    (6,829)

Net loss                              $  (550,376)      (770,817)   $  (980,924)   $(2,044,638)
                                      -----------    -----------    -----------    -----------

Net loss per share                          (0.32)         (0.03)        (-0.56)        (-0.84)

Weighted average shares outstanding     1,774,986      2,468,750      1,744,986      2,446,852

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                       31-Dec         30-Sep
                   ASSETS                               1995           1996
                                                    -----------    -----------
                                                     (audited)     (unaudited)
Current assets:

Cash                                                $ 2,778,185    $   748,242
Restricted cash                                     $   150,000    $   150,000
Short-term Investments                              $   389,343    $   193,320
Accounts receivable, net of allowance for
doubtful accounts $138,085 in 1995 and              $   689,240    $   589,351
$200,312 in 1996
Unbilled receivables                                $   113,172    $     6,857
Accounts receivable - other                         $     1,000    $     8,552
Inventories                                         $   217,512    $   122,911
Prepaid expenses                                    $    84,536    $    71,060
Other                                               $    79,122    $    16,981
                                                    -----------    -----------
Total current assets                                $ 4,502,110    $ 1,907,274

Deposits                                            $     7,590    $     8,443
Accounts receivable-officers notes                         --      $   148,000
Furniture and equipment, net                        $   333,901    $   303,029
Purchase software, net                                     --      $   112,500
                                                    -----------    -----------
Total assets                                        $ 4,843,601    $ 2,479,246
                                                    ===========    ===========
    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable                                    $   329,559    $   111,538
Notes payable                                       $    50,000    $    50,000
Deferred income                                     $   527,340    $   429,142
Accrued expenses                                    $   249,032    $    74,147
Due to affiliates                                   $    71,913    $      --
                                                    -----------    -----------
Total current liabilities                           $ 1,227,844    $   664,827

Notes payable                                       $    87,500    $    50,000

Shareholder's equity:
Common stock, $.001 par value, 10,000,000
shares authorized; 2,408,750 and 2,468,750
issued and outstanding 12/31/95 and 09/30/96        $     2,409    $     2,469
Additional paid-in capital                          $ 9,885,788    $10,148,528
Unearned compensation                               $  (110,000)   $   (92,000)
Accumulated deficit                                 $(6,249,940)   $(8,294,578)
                                                    -----------    -----------
Total shareholder's equity                          $ 3,528,257    $ 1,764,418
                                                    -----------    -----------
                                                    $ 4,843,601    $ 2,479,246
                                                    ===========    ===========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATIONS

The interim financial data is unaudited; however , in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statement prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the nine month period ending September 30,1996 are not necessarily indicative of the results to be expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's December 31, 1995 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B -  NET LOSS PER COMMON SHARE

Net loss per common share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. Conversion of options and warrants was not assumed as the effect would be anti-dilutive.

NOTE C - ACQUISITION

In January 1996, the Company acquired all of the assets of VISATEX Corporation, including the proprietary rights to the VISATEX products, Compu-Sketch, Compu-Scene and FotoFile which are compatible with the Company's core product, Compu-Capture(R). Compu-Sketch is a comprehensive program to generate, touch-up and enhance composites; Compu-Scene is a computerized drafting program for drawing crime and accident scenes; and FotoFile is a mug-shot system similar to Compu-Capture(R). The purchase price for the VISATEX assets was $100,000 in cash plus potential additional payments equal to the greater of 10% of revenues from, or a fixed commission on sales of VISATEX products for the three year period ending December 31, 1998. An additional payment of $60,000 was made in the first quarter of 1996. The total cost of the purchased software is being amortized over a three year period.

NOTE D - OFFICER NOTE

Through the period ended September 31, 1996 the Company has loaned the President of the Company $148,000. The Company has obtained an unsecured term note for the outstanding balance payable in three years.

NOTE E - CONSULTANTS AND ADVISORS COMPENSATION PLAN

In February 1996 the Company adopted a Consultants and Advisors Compensation Plan and granted 60,000 shares of stock under the Plan to certain individuals on April 9, 1996. Accordingly, in the first quarter, the Company has recorded a compensation charge of $262,800 related to the issuance of those shares.

NOTE F - 1996 DIRECTOR OPTION PLAN

In August 1996, the Company adopted the 1996 Director Option Plan for the purpose of granting stock options to directors. Two hundred thousand shares of common stock have been reserved under this Plan. Options for 45,000 shares of common stock have been granted to non-employee directors, subject to stockholders approval.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

     Management's Discussion and Analysis Financial Condition and Results of Operation

Results of Operations

Revenue for the third quarter, which is traditionally a slow quarter for the Company, increased 3% to $441,038, up only marginally, from $429,273 in the same period in 1995. On a year to date basis sales are up 33% to $2,225,367, an increase of $547,513 over the first nine months of 1995. The sales increase is due mainly to the higher number of contracts that the Company has been awarded.

Gross margin for the quarter decreased 20% from $224,691 to $181,740 due to the higher percentage of hardware in the sales figure, which has a lower gross margin. On a year to date basis gross margin has increased 33% or $276,062 on an absolute dollar basis from $833,123 in 1995 to $1,109,185 in 1996.

Operating expenses for the quarter increased 26% from $765,189 to $964,841 with the increase mainly in the sales and research and development areas. For the nine months ended September 30, overall operating expenses have increased 79% over the same period in 1995 ($1,806,349 vs. $3,233,019). Sales and marketing expenses have increased mainly due to the hiring of additional personnel in an effort to increase both sales volume and geographic coverage. Research and development costs increased due to the increase in personnel and external development costs as the Company continues to investigate and develop new products as well as enhancing its current product line. General and administrative costs increased due to the employee related expenses and mainly to a one time non-cash charge of $262,800 for compensation expense relating to stock grants to outside advisors.

Due to the Company's continued losses and revenue growth which has been below expectation, it has undertaken a complete review of all cost areas and has begun, and will continue to make cuts where appropriate.

Liquidity and Sources of Capital

Cash Flows from operations were a negative $1,781,129 for the nine months ended September 30, 1996 as compared to a negative $1,814,842 in the comparable period of 1995. This was primarily due to the loss for the first nine months.

General Risk Factors Affecting Quarterly Results

The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The Company believes that its future quarterly results will depend in large part upon its ability to offer products that compete favorably in with respect to price, product reliability, performance, range of useful features, ease-of-use, continuing product enhancements, reputation support and training. Further, increased competition in the market for digital imaging could have a negative effect on the Company's results of operations.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock and warrants.

                                     PART II
                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.23 1996 Director Option Plan adopted by the Board of Directors August 14, 1996 and subject to stockholder ratification.

               10.24 Note dated as of August 14, 1996 in the principal amount of $148,000 made by Garrett U. Cohn in favor of the Company.

          (b)  Reports on Form 8-K

               The Company was not required to and did not file a Form 8-K during the quarter ended September 30, 1996.

                                 SIGNATURE PAGE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIGITAL DESCRIPTOR SYSTEMS,
                                         INC.

Date:  November 8, 1996                  By: /s/ Garrett U. Cohn
                                             -----------------------------------
                                             Garrett U. Cohn, President and
                                             Chief Executive Officer

Date:  November 8, 1996                  By: /s/ Michael Pellegrino
                                             -----------------------------------
                                             Michael Pellegrino, Vice President
                                             Finance and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                           Description of Document
------                           -----------------------

10.23 1996 Director Option Plan adopted by the Board of Directors August 14, 1996 and subject to stockholder ratification.

10.24 Note dated as of August 14, 1996 in the principal amount of $148,000 made by Garrett U. Cohn in favor of the Company.