Form 10QSB/A
period 1996-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 1996-12-17
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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

                         DIGITAL DESCRIPTOR SYTEMS, INC.
                             STATEMENT OF OPERATIONS


                                          Three months ended             Nine months ended
                                         30-Sep         30-Sep         30-Sep         30-Sep
                                          1995           1996           1995           1996
                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                      -----------    -----------    -----------    -----------
Sales                                 $   429,273        441,038    $ 1,677,854    $ 2,225,367
Cost of sales                         $   204,582        259,298    $   844,731    $ 1,116,182
                                      -----------    -----------    -----------    -----------
Gross profit                          $   224,691        181,740    $   833,123    $ 1,109,185

Operating expenses:
  Sales and marketing                 $   114,336        340,703    $   318,778    $   906,066
  Research and development            $    18,237        120,452    $    99,620    $   358,942
  Depreciation and amortization       $    18,773         62,269    $    48,886    $   177,709
  General and administrative          $   613,843        441,417    $ 1,339,065    $ 1,790,302
                                      -----------    -----------    -----------    -----------
Total operating expenses              $   765,189        964,841    $ 1,806,349    $ 3,233,019
                                      -----------    -----------    -----------    -----------
Loss from operations                  $  (540,498)      (783,101)   $  (973,226)   $(2,123,834)

Interest income                       $     9,878         14,332    $     7,698    $    86,025
Interest expense                      $      --           (2,048)   $      --      $    (6,829)

Net loss                              $  (550,376)      (770,817)   $  (980,924)   $(2,044,638)
                                      -----------    -----------    -----------    -----------

Net loss per share                          (0.32)         (0.30)         (0.56)         (0.84)

Weighted average shares outstanding     1,774,986      2,468,750      1,744,986      2,446,852

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                       31-Dec         30-Sep
                   ASSETS                               1995           1996
                                                    -----------    -----------
                                                     (audited)     (unaudited)
Current assets:

Cash                                                $ 2,778,185    $   748,242
Restricted cash                                     $   150,000    $   150,000
Short-term Investments                              $   389,343    $   193,320
Accounts receivable, net of allowance for
doubtful accounts $138,085 in 1995 and              $   689,240    $   589,351
$200,312 in 1996
Unbilled receivables                                $   113,172    $     6,857
Accounts receivable - other                         $     1,000    $     8,552
Inventories                                         $   217,512    $   122,911
Prepaid expenses                                    $    84,536    $    71,060
Other                                               $    79,122    $    16,981
                                                    -----------    -----------
Total current assets                                $ 4,502,110    $ 1,907,274

Deposits                                            $     7,590    $     8,443
Accounts receivable-officers notes                         --      $   148,000
Furniture and equipment, net                        $   333,901    $   303,029
Purchase software, net                                     --      $   112,500
                                                    -----------    -----------
Total assets                                        $ 4,843,601    $ 2,479,246
                                                    ===========    ===========
    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable                                    $   329,559    $   111,538
Notes payable                                       $    50,000    $    50,000
Deferred income                                     $   527,340    $   429,142
Accrued expenses                                    $   249,032    $    74,147
Due to affiliates                                   $    71,913    $      --
                                                    -----------    -----------
Total current liabilities                           $ 1,227,844    $   664,827

Notes payable                                       $    87,500    $    50,000

Shareholder's equity:
Common stock, $.001 par value, 10,000,000
shares authorized; 2,408,750 and 2,468,750
issued and outstanding 12/31/95 and 09/30/96        $     2,409    $     2,469
Additional paid-in capital                          $ 9,885,788    $10,148,528
Unearned compensation                               $  (110,000)   $   (92,000)
Accumulated deficit                                 $(6,249,940)   $(8,294,578)
                                                    -----------    -----------
Total shareholder's equity                          $ 3,528,257    $ 1,764,418
                                                    -----------    -----------
                                                    $ 4,843,601    $ 2,479,246
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

                                 SIGNATURE PAGE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIGITAL DESCRIPTOR SYSTEMS,
                                         INC.

Date:  December 16, 1996                 By: /s/ Garrett U. Cohn
                                             -----------------------------------
                                             Garrett U. Cohn, President and
                                             Chief Executive Officer

Date:  December 16, 1996                 By: /s/ Michael Pellegrino
                                             -----------------------------------
                                             Michael Pellegrino, Vice President
                                             Finance and Chief Financial Officer