Form 10KSB
period 1996-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 1997-03-31
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

     |X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________

     Commission file number 0-26604

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                                   23-2770048
(State or Other Jurisdiction of                                 (I.R.S. Employer
(Incorporation or Organization)                              Identification No.)

              2010-F Cabot Boulevard, Langhorne, Pennsylvania 19047
                    (Address of Principal Executive Offices)

                                 (215) 752-0963
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:

                                 Not Applicable


     Securities registered under Section 12(g) of the Exchange Act:

    Units, each Unit consisting of one share common stock, $0.001 par value, one Redeemable Class A Warrant and one Redeemable Class B Warrant
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No  ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year.  $2,728,368

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 17, 1997.

   Title of Each Class                              Number of Shares Outstanding
   -------------------                              ----------------------------

   Common Stock                                                        2,468,750
   ($.001 par value)

     The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $2,468,750 based on the average of the high and low bid price for the Company's Common Stock on March 17, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in Part III.

     Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                                TABLE OF CONTENTS

Item No.                                                               Page No.

PART I   ...................................................................  1

1.  Business................................................................  1
    Products and Services...................................................  1
    Law Enforcement Programs................................................  1
    Compu-Color(R)Assessor Program..........................................  2
    Compu-Capture(R)ID Program..............................................  3
    Maintenance and Support.................................................  3
    New Products............................................................  3
    Marketing...............................................................  4
    Compu-Capture(R)........................................................  4
    Compu-Color(R)..........................................................  4
    Customers...............................................................  4
    Competition.............................................................  5
    Suppliers...............................................................  5
    Government Regulation or Government Approval............................  5
    Intellectual Property Rights............................................  6
    Employees...............................................................  6

2.  Description of Property.................................................  6

3.  Legal Proceedings.......................................................  6

4.  Submission of Matters to a Vote of Security Holders.....................  6

PART II  ...................................................................  7

5.  Market for Common Equity and Related Stockholders Matters...............  7

6.  Management's Discussion and Analysis or Plan of Operation...............  7
    Results of  Operations..................................................  8
    Liquidity and Capital Resources.........................................  9
    Asset Management........................................................  9
    General Risk Factors Affecting Results..................................  9

7.  Financial Statements.................................................... 10

8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................ 10

PART III ................................................................... 10

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act....................... 10

10. Executive Compensation.................................................. 10

11. Security Ownership of Certain Beneficial Owners and Management.......... 10

12. Certain Relationships and Related Transactions.......................... 10

PART IV  ................................................................... 11

13. Exhibits, Financial Statements and Reports on Form 8-K.................. 11

                                     PART I

Item 1.    Business.

     The Company develops, assembles and markets computer installations, consisting of hardware and software, which utilize imaging technology to capture video and scanned images, digitize the image, link the digitized images to text and store image and text. The Company's software programs record, store, process and retrieve visual images and link textual information with the images so that customers can record and retrieve related text and images in the future. Once recorded, the image and text can be transmitted by computer or over telephone transmission lines to remote locations.

     From  the  Company's  base  software  program,   which  integrates  textual
information with images, the Company has developed and marketed several core products modifications to diverse customer bases. The Company anticipates that it will continue to adapt its base digital software program into new uses both for government agencies and private industry.

     The operations of the Company were started as a division of ASI Computer Systems, Inc. of Waterloo, Iowa in 1986. Compu-Color, Inc. was formed in July, 1989 and as of July 1, 1989 purchased the assets of the Compu-Color division of ASI Computer Systems, Inc. for a purchase price of $253,689.22. The Company is the successor to Compu- Color, Inc., an Iowa corporation.

     The Company's principal offices and facilities are located at 2010-F Cabot Boulevard West, Langhorne, Pennsylvania 19047 and its telephone number is (215) 752-0963.

Products and Services

     The Company has adapted its digital imaging technology and software into several core products: Compu-Capture(R), an image system to be combined with records management agreement for booking suspects by law enforcement agencies and tracking inmates by correctional facilities, Compu-Color(R), a software program for recording images of real estate together with property tax history and underlying information for tax assessors, and Compu-Capture(R)ID, a program to produce identification cards and security devices for governments or private industry. Although the uses for the Company's core products are diverse, the products are adaptations of the Company's base product which uses imaging technology to link digitized images and text so that the related image and text can be recorded, stored, processed and retrieved individually or together.

Law Enforcement Programs

     Compu-Capture(R) is the law enforcement application of the Company's system for combined digitized image and textual information. The system has been developed primarily for law enforcement and jail and correctional facilities. The Company has installed more than 250 Compu-Capture(R) systems in 46 states as well as jurisdictions in Europe, South America, Canada, Mexico and the Bahamas.

     Information is entered into the Compu-Capture(R) system at the time a subject is booked or enters the facility. Using the Compu-Capture(R) system, a law enforcement officer can complete more than one stage in the booking process, such as entering booking information and taking a mug shot, at one location. A video image of the subject, a "mug shot", is taken by the booking officer. The booking officer can preview each mug shot image on the computer screen to insure accuracy and clarity before processing and storing the image. Once an acceptable image is obtained, the booking officer can rapidly store the image through the computer application, along with the relevant textual information.

     The information entered into the Compu-Capture(R) system can include booking record, names, aliases, physical characteristics, such as size, hair color, facial scars or physical deformities, and fingerprint codes. The Compu-Capture(R) system allows the officer conducting a search to assign priorities or values to physical characteristics for the computer's search of the database of existing subjects. Features that are difficult to disguise or alter, such as facial scars, can be assigned higher values than other characteristics such as hair color or facial hair. In the requested search, the Compu-Capture(R) system automatically sorts based on the highest valued characteristic first. The sorting feature enables the system to streamline the process of identifying potential suspects from witness descriptions by permitting searches by various identifying characteristics of a suspect. The Compu-Capture(R) system can also sort on the basis of characteristics to create line-ups. Sophisticated line-ups can be created without the need for time consuming viewing of individual mug shots. Only those mug shots which the system identifies as close matches are assembled by the system for viewing.

     The Compu-Capture(R) system produces images that meet or exceed the suggested requirements of the Department of Justice National Crime Information Commission ("NCIC"), including the NCIC 2000, the standard adopted by the Federal Bureau of Investigation for the quality of mug shots. The NCIC does not certify or otherwise approve any mug shot systems.

     Once entered into the Compu-Capture(R) system, the visual image and textual material can be utilized in a variety of ways. Mug shots can be retrieved on the computer screen or printed individually, with or without text information, or as part of a line-up. The digitized mug shot and information can be transmitted to remote locations by telephone line or radio frequency or through computer networks and can be retrieved rapidly from central or remote locations. The ability to transmit clear images with related text allows law enforcement agencies to quickly disseminate all necessary information concerning suspects.

     During 1996, the Company acquired the assets of VISATEX Corporation, including the proprietary rights to VISATEX products, Compu-Sketch, Compu-Scene and FotoFile. Compu-Sketch is a comprehensive program to generate composites and provide for touch up and enhancement of the composites. Compu-Scene is a computer-aided drafting program specifically selected for drawing crime and accident scenes. FotoFile is a mug-shot system similar to Compu-Capture(R). The Company believes that these additional products will enhance its offerings to law enforcement agencies. These products are compatible with the Company's core product, Compu-Capture(R).

Compu-Color(R) Assessor Program

     The Compu-Color(R) Assessor Program applies imaging technology to produce digitized images of property and related textual information for use in tax assessment jurisdictions. Tax assessors generally maintain pictures of all improved properties within their jurisdictions. The Compu-Color(R) Assessor Program allows each assessor's office to electronically maintain this picture as part of a computer system that links the image with relevant text about the property. The image and text can be retrieved and viewed individually or together on the computer screen or printed out on an attached printer along with comparable properties.

     The Compu-Color(R) system processes a videotape or photographic image of improved properties and stores the images to a computerized record, together with relevant information from the assessor's records with respect to the improved property. The programs allow the assessor to rapidly access a full color image of each improved property and the information available, as well as images and information related to comparable properties. The program provides for side-by-side visualization of comparable improved properties. The program can create a hard copy picture of the image, including images of any comparable improved properties.

     As an additional service for assessor's offices interested in purchasing the Compu-Color(R) system, the Company will process and store the assessor's existing files on a Compu-Color(R) system. This service enables assessors to have all deeds and records on the same computerized system.

Compu-Capture(R)ID Program

     The Company has begun marketing the Compu-Capture(R)ID Program, a version of the Compu-Capture(R) system, for commercial applications. The
Compu-Capture(R)ID Program produces photograph identification cards with pictures of the individual and related information. The Company has sold the Compu-Capture(R)ID system to private industry to produce employee identification cards. A version of the Compu-Capture(R)ID system was installed by the Company in Belgium in 1995 as a National Alien Registration card system and is awaiting approval and payment from the government of Belgium. The card includes the picture, fingerprint and signature of each person registered. The Company is also exploring the market for the Compu-Capture(R)ID identification badge system in connection with voter registration, drivers' license and other identification card applications.

Maintenance and Support

     In addition to the installation of a Compu-Capture(R), Compu-Color(R) or Compu-Capture(R)ID system, the Company trains the personnel of the customer in the use and operation of the system. After installation, the Company provides maintenance and support for a limited period of time. The Company offers to customers ongoing maintenance and support and updates of the software for an annual fee. Over ninety percent (90%) of customers purchase ongoing maintenance and support at the time of installation of the system.

New Products

     The VISATEX products, Compu-Sketch, and Compu-Serve, expand the Company's offerings to law enforcement agencies. These offerings are logical extensions of the Company's core product and core distribution, Compu-Capture(R), and expand the Company's relationship with its customers. Compu-Sketch is installed in nearly 700 jurisdictions. The Company expects that the acquisition of Compu-Sketch will increase its access and sales to these jurisdictions.

     The Company has announced plans to develop and distribute an inkless live scan fingerprint system in conjunction with its Compu-Capture(R) product. An inkless fingerprint system electronically reads and creates a digital image of a fingerprint. Fingerprints are recorded by rolling the fingers of a subject on the contact surface of an optical assembly to create an optical image of the fingerprint. The optical image is converted into a digital image by a photo-imaging detector. The fingerprint system is expected to be a compatible addition to the Compu-Capture(R) product which is frequently requested by law enforcement agencies. When these products have been developed and tested, the Company intends to distribute the inkless fingerprint system in commercial applications, including as a security device or an access control device, as part of the Compu-Capture(R) ID product. There can be no assurance that the Company will be successful in the development of the products, nor that the products can be priced and marketed competitively.

     The Company has undertaken a research study in Norway in conjunction with NORDIC SVA on the feasibility of production or licensing of a patented portable fingerprint verification product. The product is the size of a credit card. The study is being pursued with the intent by the Company to license the technology in 1998 if it becomes feasible. There can be no assurance that the product can be developed and marketed commercially.

     The Company is offering CPC 2000/FE, a program which enables a customer to digitize images compatible with any software without additional code writing by the customer. This solution is an extension of Compu-Capture(R) and Compu-Color(R) products which have been proven in over 50 public sector installations.

     The Company introduced a new software solution-SI 3000 - which allows jurisdictions to retain their legacy data and yet be able to be compliant to the new National Incident Based Reporting System (NIBRS) at a reduced cost from other options. This solution is marketed by the Compu-Capture(R) sales force to larger jurisdictions and features a Graphical User Interface which allows the end user to retrieve data from multiple applications regardless of where the date resides -- across Wide Area Networks or locally.

Marketing

Compu-Capture(R)

     The Company markets its Compu-Capture(R) products through an internal sales force and vendors of compatible software applications. The Company markets products related to the Compu-Capture(R) system in the same way.

     The Company employs 6 full-time employees in sales or sales management. These salesmen market directly to customers and to sales leads developed by the Company. The employees also work with sales employees of other vendors in making sales calls and proposals.

     In addition, the Company has marketed the Compu-Capture(R) products through vendors of compatible software applications such as IBM Business Partners and other hardware suppliers. IBM Business Partners is a designation used by IBM for certain vendors that sell products which are compatible with IBM products. The Company is an IBM Business Partner. Through the IBM Business Partner program, the Company has been introduced to other IBM Business Partners with compatible products which have marketed the Compu-Capture(R) program. To increase its sales through IBM Business Partners, the Company has directed its research and development efforts in the last five years to developing software interfaces which enable the Compu-Capture(R) program to operate in conjunction with various jail management and other law enforcement programs of IBM Business Partners. The Company believes that its growth will come, in part, by expanding the number and size of sales in conjunction with systems of existing and additional IBM Business Partners and other software suppliers. Currently more than one-half of the revenues from the Company's sales are generated from outside vendors.

     The Company has recently begun exploring the market for its products in the European, South and Central American and other international markets. The Company has been working in conjunction with IBM to develop some of these markets and has opened sales representative offices in Sweden and Belgium.

     The Company anticipates that its future marketing strategy for Compu-Capture(R) will focus on expanding the quantity and size of sales to law enforcement agencies and jail facilities of its existing Compu-Capture(R) program and new compatible products in the same field, such as Compu-Sketch and Compu-Scene. A 1990 survey conducted by The Law Enforcement Management and Administrative Statistics (LEMAS) program of the Bureau of Justice Statistics of the United States Department of Justice (the "LEMAS Survey") of a nationally representative sample of state and local police departments indicated that there are approximately 17,000 state and local law enforcement agencies. Of those agencies, 52% of the agencies surveyed, employing 90% of all sworn officers, were using one or more types of computers. Of local police departments surveyed, 30% use computers for criminal investigations, criminal histories and Uniform Crime Reports. The Company believes that as law enforcement agencies become more familiar with available technology, the market for products using computer technology, such as Compu-Capture(R), will increase.

Compu-Color(R)

     The Company has marketed the Compu-Color(R) system to tax assessors through its own employees and through companies which consult with tax assessors in connection with the revaluation of improved properties. The consultants market the Compu-Color(R) system as part of a package of revaluation systems and services. The Company's sales personnel market both the Compu-Color(R) and Compu-Capture(R) systems.

     The Company intends to continue marketing the Compu-Color(R) program through its own employees, and, when available, through other vendors and consultants.

Customers

     The Company maintains a continuing relationship with its customers based upon support services and periodic upgrades of the Compu-Capture(R) and Compu-Color(R) software. The major revenue generating event is the initial installation and any significant expansion of that installation. The sales of maintenance support services which the Company performs subsequent to the installation do not generate sufficient revenue to sustain the operations of the Company. The Company must rely on new business to sustain and grow the Company.

     The Company also relies on maintaining ongoing relationships with vendors, especially IBM Business Partners, for continuing sales introductions to new customers. The Company has concentrated on expanding the compatibility of its Compu-Capture(R) and Compu-Capture(R)ID system with more computer software applications in order to expand the number of vendors which may recommend the Company's products.

Competition

     The Company currently has two national competitors to the Compu-Capture(R) system. TFP, Inc. of Greenville, South Carolina, is a privately-held company with approximately 150 installations of a system competitive with the
Compu-Capture(R) system. X-Image of San Jose, California has approximately 65 installations of a competitive system and is also a privately-held company.

     Various regional software companies market services or software programs to tax assessors which are in competition with the Compu-Color(R) system.

     The Company intends to continue to develop software interfaces to make its products, including new products introduced by the Company, compatible with new and expanded versions of systems offered by IBM Business Partners or other vendors of law enforcement and tax assessor related software. The Company believes that expanding the number of computer systems with which the Compu-Capture(R) and Compu-Color(R) systems are compatible will assist the Company in maintaining its competitiveness.

     In the event that the Company is successful in developing the inkless fingerprint system in a commercially acceptable form, the Company will face significant competition in the market from long-established companies such as Identix, Inc. and Digital Biometric Systems, Inc. Each company currently sells similar products; each has expended significant capital in the development and marketing of those products and neither has yet to achieve significant and consistent profitability.

Suppliers

     The Company has sold most of its systems for use on IBM personal computers. However, the Company's programs are compatible with the IBM AS400 or IBM clones and also products of other computer manufacturers. The peripheral equipment used in connection with the Company's systems, such as videotape equipment, can be provided by a wide range of manufacturers. As a result the Company is not dependent on any particular supplier of raw material.

Government Regulation or Government Approval

     Most law enforcement agencies purchasing new or upgraded or expanded systems require that the system meet the requirements of NCIC 2000, a standard issued by the National Crime Information Commission and specified by the FBI for the size, quality and type of mug shots produced by a mug shot system. Compu-Capture(R) currently meets or exceeds this standard.

     The FBI has developed an extensive certifying process which an inkless fingerprint system must pass before the FBI will accept cards produced by that system. If the Company develops an inkless fingerprint system, the Company will need to submit the inkless fingerprint system to the FBI for certification.

Intellectual Property Rights

     The Company owns the proprietary rights to the software used in the Compu-Color(R) and Compu-Capture(R) programs.

     In   addition,   the   Company   owns   the   rights   to  the   trademarks
"Compu-Capture(R)", "Compu-Color(R)", "Compu-Sketch(R)". These trademarks have been registered with the United States Patent and Trademark Office.

Employees

     The Company employs 22 full-time employees. None of the employees are represented by a labor organization and the Company is not a party to any collective bargaining agreements.

Research and Development Expenditures

     The Company expended $134,951 in 1995 and $446,776 in 1996 on research and development.

Item 2.   Description of Property

     On July 1, 1995, the Company entered into a lease of 6,000 square feet of office space from Advent Realty Limited Partnership, at 2010-F Cabot Boulevard West, Langhorne, Pennsylvania 19047, its current location, at an annual rental of $70,380 per year with certain escalations. The lease has a 5 year term beginning July 1, 1995. The Company uses the space for its offices, sales offices and research and development facilities.

Item 3.   Legal Proceedings

     The Company is not a party to any pending legal proceeding and the Company is not aware of any contemplated proceeding by a government authority, with the exception of a law suit which has been filed against the Company alleging that the plaintiff in that matter rendered services to the Company for which he seeks compensation by the issuance of 15,000 shares of the Company's common stock or the payment of $100,000. The Company has denied this claim and is vigorously defending this litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to the vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholders Matters.

     Market Information

     The Common Stock of the Company is traded on the over-the-counter market and is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System SmallCap Market ("NASDAQ") under the symbol DDSI. Additionally, the Company has two classes of warrants to purchase common stock outstanding. Current and future warrant holders may not be able to exercise their warrants until the Company files an amendment to update its registration statement.

     The following table presents the range of high and low bid information for the Company's Common Stock for each quarter since the Company's Common Stock was publicly traded. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                        1995                    1996
                                  -----------------       -----------------
     Quarter                      High        Low         High        Low
     -------                      ----        ---         ----        ---
     First Quarter                n/a         n/a         5.125       3.375
     Second Quarter               n/a         n/a         5.625       3.000
     Third Quarter                5.625       4.750       3.625       1.75
     Fourth Quarter               4.750       3.500       2.375        .406

     (a)  Security Holders

     The Company had approximately 19 holders of record of Common Stock on March 17, 1997.

     (b)  Dividends

     The Company has not paid any dividends in the last two years. The Board of Directors of the Company anticipates the retention of all available earnings to support expected growth and does not anticipate payment of dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The Company develops, assembles and markets computer installations, consisting of hardware and software for law enforcement agencies, tax assessors and businesses. The system captures video and scanned images, digitizes the images and links the digitized images to text to build a computer database. The data is stored in the computer and can be retrieved on demand and viewed on a computer or transmitted over a computer network, telephone line or by radio frequency to remote locations within seconds.

     The principal product of the company is the Compu-Capture(R) system, which is marketed to law enforcement agencies, jails, and correctional facilities. The Compu-Capture(R) system produces and stores a digitized video image or

"mug shot" of the subject along with the record, physical description and other pertinent information about the subject. The image can then be produced in the appropriate format, such as a full-color picture or identification badge or wristband when the subject is booked.

     Since the introduction of Compu-Capture(R) the Company has installed approximately 250 systems in 46 states in the United States as well as jurisdictions in Europe, South America, Canada, Mexico and the Bahamas. Management believes there is significant growth potential for this product since only a small percentage of the approximately 17,000 law enforcement agencies in the United States use a digitized computer imaging system.

     The Compu-Color(R) system digitizes videotape and photographs of improved properties (buildings and other property improvements). Compu-Color(R) stores these images along with the relevant record card information for the local tax assessors and revaluation companies. The system allows the assessor to access full-color images of improved properties and related information to compare properties and to review property assessments within seconds. During 1996 and 1995, the system accounted for approximately 16.2% and 7.7% of sales, respectively.

     The Company recognizes revenue in accordance with the guidelines of Statement of Position 91-1 of the American Institute of Certified Public Accounts, Software Revenue Recognition (SOP 91-1). Revenue from software licenses is recognized when the Company has satisfied all significant contract obligations, which generally occurs when installation of the system is complete. Revenue from consulting or other software-related services is recognized as the services are rendered. Revenue from post-contract support (PCS or maintenance) agreements is recognized ratably over the term of the agreements.

     If funds are available, management will increase funds for research and development of an inkless fingerprint imaging storing and retrieval system which, if successfully developed, is expected to enhance the law enforcement and business products of the Company.

Results of  Operations

     Sales for the twelve months ended December 31, 1996 of $2,728,368 increased by 22% from sales of $2,229,691 for the twelve months ended December 31, 1995. This increase is attributed to an increase in the amount of installations and contracts awarded to the Company. The Company's deferred revenue decreased $80,496 to $446,844 as of December 31, 1996 from $527,340 as of December 31,
1995. Additionally, the Company's backlog of orders to be installed as of December 31, 1996 was approximately $900,000. The Company anticipates that both the deferred revenue and backlog amounts will be recognized as revenue during fiscal year 1997.

     The Company's gross profit in absolute dollars increased 30% from 1995 to 1996 due to an increase in total revenue generated by the Company. Overall the gross profit percentage per sale increased 3% to an average of 50% from an average of 47% in 1995.

     Operating expenses increased 33% for the twelve months ended December 31, 1996 due to increases in all areas except general and administrative costs which declined by 4%. The increases were due primarily to an increase in personnel to support the larger client base, to expand sales volume and geographic reach and the number of development projects that the Company has undertaken.

     The net loss from operations for the Company increased 34% for the twelve months ending December 31, 1996 to ($2,796,064) from ($2,084,047) for the twelve months ended December 31, 1995.

Liquidity and Capital Resources

     The Company is currently funding its business principally from the remaining proceeds of its initial public offering. However, the Company is operating on a negative cash flow basis and anticipates it will require additional financing during the second quarter of 1997. To achieve and sustain financial stability over a longer period, the Company requires additional amounts of capital. There is no assurance that the Company can obtain any such financing on terms that will enable the Company to implement a long-term growth strategy. Accordingly, the Company's viability for the foreseeable future is questionable if additional funding is not obtained. The Company is attempting to obtain such funds through venture capital or other private or public financing, joint ventures or merger transactions, the sale of certain assets and research and development partnership financing. The Company has engaged a consultant to assist in obtaining additional funding. There can be no assurance that such funds will be available, or if available, the cost to the Company.

     As of December 31, 1996 the Company had working capital of approximately of $639,280 which decreased $2,634,986 from December 31, 1995. During the year ended December 31, 1996 the Company incurred net loss of $2,706,521.

     Net cash used in operating activities was $2,124,715 and $2,292,063 for the years ended December 31, 1996 and 1995. The use of cash in operating activities for the years ended December 31, 1996 and 1995, resulted largely from continuing losses

Asset Management

     The Company manages its inventory by ordering specific hardware for just in time delivery for each installation. The hardware is received, checked, modified and shipped to each jurisdiction for installation within a short period of time. Therefore, the Company usually maintains in inventory only the equipment needed for programming and testing. Inventory may also include the hardware needed for a customer's installation that may already be shipped. During the twelve months ending December 31, 1996, inventories decreased $72,476 due to increased control and better scheduling of installations.

     As of December 31, 1996 most of the Company's receivables are due under contracts with county and city jurisdictions. The balance are with third party vendors. Once the contract has been awarded and the purchase order issued by a jurisdiction, the jurisdiction must encumber the funds for payment of the purchase order. The encumbered funds are typically paid to the Company after the satisfactory completion of the installation. Accounts receivable as of December 31, 1996 were $408,803, net of an allowance for doubtful accounts of $187,019.

General Risk Factors Affecting Results

     The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The Company believes that its future quarterly results will depend in large part upon its ability to offer products that compete favorably with respect to price, product reliability, performance, range of useful features, ease-of-use, continuing product enhancements, reputation, support and training. Further, increased competition in the market for digital imaging could have a negative effect on the Company's results of operations.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock and warrants and on its continued listing on the NASDAQ small cap system.

Item 7.   Financial Statements

     The Financial Statements are included in this Annual Report under Item 13.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by this Item is set forth under "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") and is incorporated herein by reference.

Item 10.  Executive Compensation

     The information required by this Item is set forth under "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     The information required by this Item is set forth under "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

                                     PART IV

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K

Exhibit
Number                Description of Document
------                -----------------------

(a)    Exhibits

3.1    Certificate of Incorporation of the Company.

3.2    By-Laws of the Company.

4.1    Specimen Common Stock Certificate.

4.2    Warrant Agreement.

4.3    Specimen Warrant Certificate.
       (a)  Redeemable Class A Warrant.
       (b)  Redeemable Class B Warrant.

4.4    Warrant  Agreement  dated  April 19,  1995  between  the  Company and Jay
       Teitlebaum.

4.5    Warrant  Agreement  dated June 16,  1995  between  the Company and Norman
       Cohn.

9.0    Form of Voting Trust Agreement between Norman Cohn and Garrett U. Cohn.

10.1 Cohn Employment and NonCompetition Agreement of Garrett U. Cohn dated July 7, 1994.

10.2 Restricted Stock Agreement between the Company and Garrett U. Cohn dated July 7, 1994.

10.3 Stock Option Agreement between Norman Cohn and Garrett U. Cohn dated July 10, 1995.

10.4 1994 Stock Option plan of the Company as Approved by the Stockholders on May 8, 1995.

10.6   Lease for Company Premises dated July 1, 1995.

10.7   Monthly Rental Agreement for Company Premises, dated February 1, 1994.

10.8   IBM Business Partner Agreement dated May 1, 1993.

10.9 Sony Corporation of America Value Added Reseller Certification January 1, 1993.

10.10 Letter from Tekbilt, Inc. dated June 23, 1994 confirming commitment to appoint the Company as exclusive distributor.

10.11 Contribution Agreement between the Company and Norman Cohn dated February 7, 1995.

10.12 Loan and Warrant Purchase Agreement dated April 19, 1995 between the Company and Jay Teitlebaum.

10.13 Loan and Security Agreement dated June 16, 1995 between the Company and National Business Services, Inc.

10.14 Warrant Purchase Agreement dated June 16, 1995 between the Company and Norman Cohn.

10.15  Marketing  Agreement  dated  August  24,  1995  between  A.L.  Roark  and
       Associates, Inc., IBM de Mexico, S.A. and the Company (under the Company's former name Compu-Color, Inc.).

10.16  Agreement  dated  September  19,  1995  between  Nordic  VLSI  AS and the
       Company.

10.17 Consulting Agreement dated August 30, 1995 between the Company and XLdynamics.

10.18 Loan Agreement dated September 1, 1995 between the Company and First Valley Bank.

10.19  Loan Agreement - See Annual Report and March 31, 1996 10-QSB

10.20  Agreement  for  the  Sale of  Assets  between  the  Company  and  Visatex
       Corporation

10.21  Consultants and Advisors Compensation Plan adopted February 8, 1996.

10.22 Demand Note dated March 3, 1996 in principal amount of $45,500 made by Garrett U. Cohn in favor of the Company (superseded by subsequent Note - see Exhibit 10.24)

10.23 1996 Director Option Plan adopted by Board of Directors August 14, 1996 and subject to stockholder ratification


10.24* Security Agreement and Note dated as of August 14, 1996 in the principal amount of $125,000 made by Garrett U. Cohn in favor of the Company

10.25* Joint Venture Agreement between Information  Technology  Solutions,  Inc.
       and the Company

10.26* Employee Stock Purchase Plan adopted by the Board of Directors August 14,
       1996 and February 20, 1997 and subject to stockholder ratification.

10.27* Restated  1994 Stock Option Plan adopted by the Board of Directors  March
       20, 1997 and subject to stockholder ratification

23.2*  Consent of KPMG Peat Marwick LLP.

*Filed herewith

(b)    Reports on Form 8-K

       None

(c)    Financial Statements

                                   SIGNATURES

     In accordance Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIGITAL DESCRIPTOR SYSTEMS, INC.


                                         By:    /s/ Garrett U. Cohn
                                            ----------------------------
                                         Title: President
                                         Date:  March 28, 1997


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                   Title                                 Date
---------                   -----                                 ----

/s/ Garrett U. Cohn         President, Chief Executive Officer,   March 28, 1997
--------------------------  Treasurer and Director
Garrett U. Cohn             (principal executive officer)

/s/ Michael Ott             Vice President, Secretary             March 28, 1997
--------------------------  and Director
Michael Ott

/s/ Michael Pellegrino      Vice President, Finance and           March 28, 1997
--------------------------  Administration and Chief
Michael Pellegrino          Financial Officer (principal
                            financial officer and
                            accounting officer

/s/ Myrna L. Cohn Ph.D.     Director                              March 28, 1997
--------------------------
Myrna L. Cohn, Ph.D.

/s/ Bartlett R. Rhoades     Director                              March 28, 1997
--------------------------
Bartlett R. Rhoades

/s/ Stephen Bright          Director                              March 28, 1997
--------------------------
Stephen Bright Esq.

DIGITAL DESCRIPTOR SYSTEMS, INC.

Financial Statements

December 31, 1996 and 1995

(With Independent Auditors' Report Thereon)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Table of Contents

December 31, 1996 and 1995
================================================================================
                                                                           Page
                                                                           ----
Independent Auditors' Report...............................................  2

Financial Statements:

      Balance Sheets as of December 31, 1996 and 1995......................  3

      Statements of Operations for the years ended December 31,
        1996 and 1995......................................................  4

      Statements of Shareholders' Equity (Deficit) for the years ended

         December 31, 1996 and 1995........................................  5

      Statements of Cash Flows for the years ended December 31,
         1996 and 1995.....................................................  6

Notes to Financial Statements..............................................  7

================================================================================

Independent Auditors' Report

The Board of Directors and Shareholders
     Digital Descriptor Systems, Inc.:

We have audited the accompanying balance sheets of Digital Descriptor Systems, Inc. (successor to Compu-Color, Inc. - see note 1) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Digital Descriptor Systems, Inc. will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred recurring losses from operations and anticipates that it will require additional financing in 1997, which may not be readily available, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to these matters are described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ KPMG Peat Marwick LLP

March 12, 1997

DIGITAL DESCRIPTOR SYSTEMS, INC.

Balance Sheets

December 31, 1996 and 1995
=============================================================================
Assets                                                     1996          1995
-----------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                     $    494,091     2,778,185
     Short-term investments                             120,376       389,343
     Restricted cash                                    150,000       150,000
     Accounts receivable:
        Trade, net of allowance for doubtful
          accounts of $187,019 and $138,085 in
          1996 and 1995                                 408,803       689,240
        Unbilled                                           --         113,172
        Other                                             2,000         1,000
     Inventories                                        145,036       217,512
     Prepaid expenses                                    85,765        84,536
     Other current assets                                16,981        79,122
-----------------------------------------------------------------------------
Total current assets                                  1,423,052     4,502,110
Deposits                                                  7,059         7,590
Officer note receivable (note 11)                       125,000          --
Furniture and equipment, net                            274,697       333,901
Intangible assets, net                                  100,000          --
-----------------------------------------------------------------------------
                                                   $  1,929,808     4,843,601
=============================================================================

Liabilities and Shareholders' Equity (Deficit)
-----------------------------------------------------------------------------
Current liabilities:
     Accounts payable                              $    202,082       329,559
     Accrued expenses                                    84,846       249,032
     Deferred income                                    446,844       527,340
     Due to affiliates                                     --          71,913
     Current portion of note payable                     50,000        50,000
-----------------------------------------------------------------------------

Total current liabilities                               783,772     1,227,844
-----------------------------------------------------------------------------

Note payable, excluding current portion                  37,500        87,500

Commitments and contingencies (notes 4, 7, 11, and 14)

Shareholders' equity:
     Common stock, $.001 par value, 10,000,000
       shares authorized; 2,468,750 and 2,408,750
       shares issued and outstanding as of
       December 31, 1996 and 1995                         2,469         2,409
     Additional paid-in capital                      10,148,528     9,885,788
     Unearned compensation                              (86,000)     (110,000)
     Accumulated deficit                             (8,956,461)   (6,249,940)
-----------------------------------------------------------------------------
Total shareholders' equity                            1,108,536     3,528,257
-----------------------------------------------------------------------------
                                                   $  1,929,808     4,843,601
=============================================================================
See accompanying notes to financial statements

DIGITAL DESCRIPTOR SYSTEMS, INC.

Statements of Operations

December 31, 1996 and 1995
================================================================================
                                                          1996             1995
--------------------------------------------------------------------------------

Revenues                                           $ 2,728,368        2,229,691
Cost of revenues                                     1,366,107        1,178,454
--------------------------------------------------------------------------------

Gross profit                                         1,362,261        1,051,237
--------------------------------------------------------------------------------

Operating expenses:
     Sales and marketing                             1,166,509          472,131
     Research and development                          446,776          134,951
     Depreciation and amortization                     223,154          111,107
     General and administrative                      2,321,886        2,417,095
--------------------------------------------------------------------------------

Total operating expenses                             4,158,325        3,135,284
--------------------------------------------------------------------------------

Loss from operations                                (2,796,064)      (2,084,047)
Other income (expense):

     Interest income                                    98,164           45,377
     Interest expense                                   (8,621)         (15,189)
--------------------------------------------------------------------------------

Net loss                                           $(2,706,521)      (2,053,859)
================================================================================

Net loss per share                                 $     (1.10)           (1.33)

Weighted average shares outstanding                  2,452,476        1,542,860
================================================================================
See accompanying notes to financial statements.

DIGITAL DESCRIPTOR SYSTEMS, INC.

Statements of Shareholders' Equity (Deficit)

Years ended December 31, 1996 and 1995

========================================================================================================
                                     Common stock      Additional
                                 -------------------     paid-in     Unearned     Accumulated
                                   Shares     Amount     capital    compensation    deficit       Total
--------------------------------------------------------------------------------------------------------
Balances at January 1, 1995      1,000,000    $1,000    3,709,630     (120,000)  (4,196,081)    (605,451)

Conversion of affiliate debt
   to equity (note 10)                 --         --      700,000           --           --      700,000

Initial public offering proceeds,
   net of issuance costs of
   $1,567,592 (note 11)          1,408,750     1,409    5,476,158           --           --    5,477,567

Amortization of unearned
   compensation                         --        --           --       10,000           --       10,000

Net loss                                --        --           --           --   (2,053,859)  (2,053,859)
--------------------------------------------------------------------------------------------------------

Balances at December 31, 1995    2,408,750    $2,409    9,885,788     (110,000)  (6,249,940)   3,528,257
========================================================================================================

Stock granted to consultants        60,000        60      262,740           --           --      262,800
   (note 8)

Amortization of unearned
   compensation                         --        --           --       24,000           --       24,000

Net loss                                --        --           --           --   (2,706,521)  (2,706,521)
--------------------------------------------------------------------------------------------------------

Balances at December 31, 1996    2,468,750    $2,469   10,148,528      (86,000)  (8,956,461)   1,108,536
========================================================================================================

See accompanying notes to financial statements.

DIGITAL DESCRIPTOR SYSTEMS, INC.

Statements of Cash Flows

Years ended December 31, 1996 and 1995

=============================================================================================
                                                                       1996             1995
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                   $(2,706,521)      (2,053,859)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                           243,154          111,107
            Amortization of unearned compensation                    24,000           10,000
            Changes in assets and liabilities:
                Receivables                                         392,609         (526,332)
                Inventories                                          41,872         (126,671)
                Prepaid expenses and other current assets            60,912         (138,730)
                Accounts payable                                   (127,477)         (73,894)
                Accrued expenses and other liabilities               98,614          216,121
                Deferred income                                     (80,496)         348,759
                Other noncurrent assets                                 531           (3,490)
                Due to affiliates                                   (71,913)         (55,074)
---------------------------------------------------------------------------------------------
Net cash used in operating activities                            (2,124,715)      (2,292,063)
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Equipment purchases                                            (93,346)        (319,672)
     Increase in officer note receivable                           (125,000)              --
     Acquisition of Visatex, including prepaid royalty (note 4)    (160,000)              --
     Increase (decrease) in short-term investments,
        including restricted cash                                   268,967         (539,343)
---------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                (109,379)        (859,015)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from initial public offering, net of offering costs
        disbursed in 1995 of $1,314,561                                  --        5,730,598
     Proceeds from (repayment of) note payable                      (50,000)         137,500
     Proceeds from bridge financings                                     --          500,000
     Repayment of bridge financings                                      --         (450,000)
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                           (50,000)       5,918,098
---------------------------------------------------------------------------------------------
Increase (decrease) in cash                                      (2,284,094)       2,767,020
Cash at beginning of year                                         2,778,185           11,165
---------------------------------------------------------------------------------------------
Cash at end of year                                             $   494,091        2,778,185
=============================================================================================
Supplemental disclosure of cash flow information:
     Cash payments made during the year for interest            $     8,621           15,189

Supplemental schedule of noncash financing activities:
     Conversion of affiliate debt to equity                              --          700,000
     Common stock granted to consultants                            262,800               --
     Conversion of inventory to fixed assets                         30,604               --
=============================================================================================

See accompanying notes to financial statements.

DIGITAL DESCRIPTOR SYSTEMS, INC.

Financial Statements

December 31, 1996 and 1995
================================================================================

   (1)   Basis of Presentation

         Digital Descriptor Systems, Inc. (DDSI or the Company) was incorporated in Delaware in June of 1994 but had no substantive operations prior to its merger with Compu-Color, Inc. (CCI) on August 10, 1995. The merger, which was consummated concurrent with the Company's initial public offering (IPO) described in note 12, was effected by the exchange of all of the issued and outstanding CCI shares for 1,000,000 DDSI shares. The merger was accounted for in a manner similar to a pooling of interests since the companies were under common control and DDSI had been formed solely to continue the business of CCI and to facilitate the IPO. The accompanying financial statements reflect the historical results of CCI through the merger date and the operations of DDSI, as successor to CCI, thereafter, and include appropriate adjustments to shareholders' equity accounts to incorporate the capital structure of DDSI, on a retroactive basis, as if the merger had occurred on January 1, 1995.

   (2)   Nature of Operations and Summary of Significant Accounting Policies

         Description of Business

         The Company develops and markets computer software products which capture video and scanned images, digitize the information, link the digitized images to text, store the images and text and transmit this information to required locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues in the years ended December 31, 1996 and 1995. The Company also markets the Compu-Color Assessor Program, which combines digitized images of videotaped properties with relevant tax assessment information.

         Substantially all of the Company's revenues are derived from government agencies. For years ended December 31, 1996 and 1995, 12% and 11% of total revenues were derived from foreign sales.

         Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

   (2)   Continued

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

         Short-term Investments

         Short-term investments consist of U.S. Treasury Bills maturing from April 1997 to June 1997. Such investments are considered held to maturity. As of December 31, 1996, the market value of these investments exceeds their carrying value by $2,337.

         Revenue Recognition

         The Company recognizes revenue in accordance with the guidelines of Statement of Position 91-1 of the American Institute of Certified Public Accountants, Software Revenue Recognition (SOP 91-1). Revenue from software licenses is recognized when the Company has satisfied all significant contract obligations, which generally occurs when installation of the system is complete. Revenue from consulting or other software-related services is recognized as the services are rendered. Revenue from post-contract customer support (PCS or maintenance) agreements is recognized ratably over the term of the agreements.

         Inventories

         Inventories are stated at cost, using the first-in, first-out method, which is not in excess of market value.

         Furniture and Equipment

         Furniture and equipment are stated at cost. Depreciation is determined using straight line method over the estimated useful life of the related assets, as follows:

               Furniture and fittings                               5 years
               Vehicles                                             3 years
               Computer equipment                                   2 years
               Leasehold improvements                               5 years
               ------------------------------------------------------------

         Intangible Assets

         Intangible assets include purchased software/technology and are being amortized over three years. Amortization expense was $30,000 for the year ended December 31, 1996.

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

   (2)   Continued

         The Company periodically reviews the intangible assets to assess recoverability and any impairment would be charged to operations in the period in which such impairment becomes evident.

         Research and Development

         All research and development costs are expensed as incurred. To date, the Company has not capitalized any software development costs since the amount of such costs qualifying for capitalization under Statement of Financial Accounting Standards No. 86 (SFAS No. 86), Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, has not been significant.

         Net Loss Per Share

         Net loss per share is computed using the weighted average number of outstanding shares of common stock. Common stock equivalent shares have been excluded from the computation as their effect is anti-dilutive. The computation also gives retroactive effect to the merger of DDSI and CCI by assuming that the DDSI shares issued as consideration in the merger were outstanding for all periods presented.

         Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value due to the short maturity of these instruments.

         Translation of Foreign Currencies

         Foreign  currency   transaction   gains  and  losses  are  included  in
         determining net income.

         Recently Adopted Accounting Standards

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

   (2)   Continued

         The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation on January 1, 1996. SFAS 123 defines a fair value based method of accounting for stock based compensation plans, however it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method with pro forma disclosures of net income as if the fair value method had been applied, as discussed in note 9.

   (3)   Liquidity

         The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each year of its existence, aggregating $8,956,461, including $2,706,521 for the year ended December 31, 1996. Also, the Company has received correspondence from NASDAQ warning of possible delisting if the closing bid price of the Company's common stock did not remain over $1 for more than ten days or if certain other criteria were not met. The closing bid of the Company's common stock has subsequently remained over $1 for more than ten days and the Company is currently in compliance with NASDAQ requirements.

         The Company is currently funding its business principally from the remaining proceeds of its initial public offering. However, the Company is operating on a negative cash flow basis and anticipates it will require additional financing during the second quarter of 1997. To achieve and sustain financial stability over a longer period, the Company may require additional amounts of capital. There is no assurance that the Company can obtain any such financing on terms that will enable the Company to implement a long-term growth strategy. Accordingly, the Company's viability for the foreseeable future is questionable if additional funding is not obtained.

         The Company is in the process of attempting to raise additional capital as of March 12, 1997. In addition, management is continuing its efforts to reduce overhead costs and identify new business opportunities.

  (4)    Acquisition

         In January 1996 the Company acquired certain assets of Visatex Corporation for $100,000 in cash and potential additional payments equal to the greater of a royalty calculated as 10% of revenues for the three years ended December 31, 1998 or a commission based on certain agreed upon rates for a similar three year period. Such royalties or commissions are to be determined based on the licensing or maintenance of the software products of Visatex, a California corporation. The purchase price was allocated principally to purchased software/technology.
                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

  (4)    Continued

         The   Company   made  an  advance   payment  of  $60,000   against  the
         royalty/commission   obligations  in  February  1996.  Royalty  expense
         related to the acquired technology was $20,000 during 1996.

   (5)   Furniture and Equipment

         Furniture and equipment at December 31, 1996 and 1995 consist of:

                                                       1996              1995
         -----------------------------------------------------------------------

         Furniture and fixtures                     $ 180,159           136,687
         Vehicles                                      80,089            80,089
         Computer equipment                           533,456           445,109
         Leasehold improvements                        30,086            27,956
         -----------------------------------------------------------------------
                                                      823,790           689,841
         Accumulated depreciation                    (549,093)         (355,940)
         -----------------------------------------------------------------------
                                                    $ 274,697           333,901
        ========================================================================

   (6)   Note Payable

         In December of 1995, the Company entered into a $137,500 bank loan, repayable in monthly installments through September 1998 of $4,167 plus interest. Interest accrues at 2% above the Bank's variable commercial deposit rate (7.4% at December 31, 1995). The note is collateralized by a $150,000 certificate of deposit which is classified as restricted cash. At December 31, 1996 the remaining balance outstanding was $87,500.

         Interest expense on this note payable totaled $8,621 and $2,574 for the years ended December 31, 1996 and 1995.

   (7)   Commitments

         The Company leases certain facilities under operating lease agreements that expire through June 30, 2000. The Company also leases vehicles and office equipment under operating lease agreements.

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

   (7)   Continued

         Future minimum lease payments under these agreements are as follows:

               1997                                           102,662
               1998                                            75,556
               1999                                            75,556
               2000                                            37,998
               ======================================================

         Rent expense related to operating leases was $75,447 and $59,874 for the years ended December 31, 1996 and 1995.

         In 1996 the Company entered into an agreement pursuant to which the Company is committed to pay $15,400 in February 1997 for technical services during 1997. Also the Company has committed to making $30,000 available in the form of a loan. Interest on this loan will be payable at prime plus one percent.

         As of December 31, 1996, the Company has also committed to fund $135,000 for three phases of a research and development agreement.

   (8)   Consultants and Advisors Compensation Plan

         In February 1996, the Company adopted the Consultants and Advisors Compensation Plan (the Plan). Persons eligible under this Plan include any consultant or advisory of the Company who has provided bona fide services to the Company, except for services provided in connection with the offer or sale of securities in a capital raising transaction. The Company has reserved 300,000 shares of common stock for issuance under this Plan. Awards may be granted in the form of stock options or stock grants. No awards shall be made after December 31, 2001. In February 1996, the Company granted 60,000 shares of common stock to three consultants under this Plan. No amounts were required to be paid by such consultants for the shares awarded. Accordingly, compensation expense of $262,800 based on the fair market value of the Company's stock as of the award date, was recorded in general and administrative expenses in connection with this grant.

   (9)   Stock Option Plans

         In May 1995,  the Company  adopted the 1994 Stock Option Plan (the 1994
         Plan) pursuant to which the Company reserved 200,000 shares of common stock. Under the 1994 Plan, each outside director is entitled to receive an option to purchase 1,000 shares of common stock for each year served on the Board of Directors commencing in 1995. With the exception of the stock options to outside directors under the 1994 Plan which vest on the first anniversary of the grant date, options vest over a four year period and have a term of ten years. There were 93,000 and 3,000 shares granted in 1996 and 1995, respectively, under the 1994 Plan, 2,000 of which were exercisable at December 31, 1996.

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

   (9)   Continued

         In August 1996, the Company adopted the 1996 Director Option Plan (the Director Plan) pursuant to which the Company reserved 200,000 shares of common stock. Under the Director Plan, each outside director is automatically granted an option to purchase 15,000 shares of common stock (first option) upon adoption of the Director Plan or the date such person becomes a director. Every year thereafter, each outside director is automatically granted an option to purchase 1,000 shares (subsequent option) on each date of the annual meeting if a minimum of six months were served on the Board of Directors. The exercise price of options granted under the Director Plan is to be the fair market value on the date of the grant. A portion of the first option vests at the six month anniversary of the date of the grant and continues over a four year period. Subsequent options vest on the first anniversary of the date of grant. Options may not be exercised more than five years from the date of the grant. In 1996 there were 45,000 options granted under the Director Plan, none of which are vested at December 31, 1996.

         In addition, the Company granted a former director the option to purchase 3,812 shares of common stock at an exercise price of $3.81, the fair market value of the Company's common stock at the date of the grant. A portion of the option vests on December 31, 1996 and ratably thereafter for a 41 month period. The option has a term of ten years. At December 31, 1996, there were 476 options vested and exercisable.

         Following is a summary of option activity under all plans:

                                                   Number of    Weighted average
                                                      shares      exercise price
         -----------------------------------------------------------------------

         Options outstanding at December 31, 1994   $    --             --
            Granted                                   3,000            5.13
            Exercised                                    --             --
            Canceled                                     --             --
        ------------------------------------------------------------------------

        Options outstanding at December 31, 1995      3,000            5.13
           Granted                                  141,812            3.26
           Exercised                                     --              --
           Canceled                                  (1,000)           3.30
        ------------------------------------------------------------------------

        Options outstanding at December 31, 1996    143,812            3.30
        ========================================================================

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

   (9)   Continued

         At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.19 - $5.25 and
         9.37 years, respectively.

         At December 31, 1996, the number of options exercisable was 2,476, and the weighted-average exercise price of those options was 4.82.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1996              1995
          ----------------------------------------------------------------------

          Net loss            As reported          $(2,706,521)      (2,053,859)

                              Pro forma             (2,769,480)      (2,057,641)

          Loss per share      As reported                (1.10)           (1.33)

                              Pro forma            $     (1.13)           (1.33)
         =======================================================================

         The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.22 and $3.50 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995 - expected dividend yield 0%, expected volatility of 80%, risk-free interest rate of 6.12% to 6.36%, and an expected life of five years; 1996 - expected dividend yield 0%, expected volatility of 80%, risk-free interest rate of 6.04% to 6.44%, and an expected life of five years.
                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

  (10)   Income Taxes

         CCI had historically operated as a subchapter "S" corporation and its operating losses were passed through to its sole shareholder. Effective with the date of the merger described in note 1, results of operations are subject to tax at the corporate level.

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1996 consist primarily of net operating loss carryforwards as well as differences related to fixed asset depreciation and certain reserves and accruals for book and tax purposes. The Company is in a net deferred tax asset position at December 31, 1996 (before consideration of a valuation allowance) due to the net operating loss carryforwards described below. However, due principally to the uncertainty of the Company realizing this carryforward benefit through future taxable income, the net deferred tax asset is fully reserved and no benefit has been recognized in the statement of operations.

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                    1996              1995
         -----------------------------------------------------------------------

         Deferred tax assets:
           Net operating loss carryforwards      1,428,282           403,984
           Bad debt reserve                         71,197            50,009
           Inventory reserves                       11,421                --
           Depreciation expense                         --             3,807
           Accrued expense                             116            27,862
           Deferred income                          36,354                --
           Unearned compensation                    12,944                --
          ----------------------------------------------------------------------

          Total gross deferred tax assets        1,560,314           485,662

          Less:  valuation allowance            (1,551,186)         (485,662)
          ----------------------------------------------------------------------
          Deferred tax liability:
               Depreciation expense                 (9,128)               --
          ----------------------------------------------------------------------
          Net deferred tax assets                 $     --                --
          ======================================================================

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

  (10)   Continued

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. The Company will periodically assess and reevaluate the status of its recorded deferred tax asset. The valuation allowance for deferred tax assets as of December 31, 1995 was $485,662. The net change in the valuation allowance for the year ended December 31, 1996 was a decrease of $1,065,524.

         As of December 31, 1996, the Company had approximately $3,751,866 of net operating loss carryforwards for tax purposes which may be available to offset future federal taxable income, if any, through 2010.

  (11)   Related Party Transactions

         Prior to the DDSI's IPO (see note 12), CCI was wholly owned by Norman Cohn, the brother of DDSI's President, Garrett Cohn. CCI had historically conducted business with certain entities which were also wholly owned by Norman Cohn, including National Business Services, Inc.
         (NBS), Medical Data Institute, Inc. (MDI) and ASI Computer Systems, Inc. (ASI). In 1994, CCI incurred costs of approximately $324,600 for certain technical services, inventory purchases and administrative expenses billed by these affiliated companies. As of December 31, 1994, CCI was indebted to these affiliates in the amount of $776,987. This obligation was noninterest-bearing and included certain cash advances made by NBS to fund the Company's operations and costs associated with the IPO. On February 7, 1995, $700,000 of this affiliated company obligation was converted to additional paid-in capital. During 1996 and 1995, the Company was billed an additional $136,021 and $352,630, respectively, for goods or services provided by companies owned by Norman Cohn. In addition, during 1995, NBS and Norman Cohn provided financing to the Company in the form of a bridge loan which is further described in note 12.

         In July 1994, the Company entered into a five-year employment agreement with Garrett Cohn, which provides for a base salary of $150,000 per year plus benefits. Pursuant to the agreement, Mr. Cohn was also granted the right to purchase 119,999 shares of common stock of DDSI for $.001 per share. Mr. Cohn exercised that right, but subsequently adjusted his ownership to 60,000 shares of common stock at the time of the merger of CCI into the Company. Mr. Cohn has agreed not to transfer his stock for the period of his employment and for a period of 3 years following the termination or expiration of the employment agreement. DDSI has recorded $120,000 in unearned compensation, based on the fair value of the restricted stock at the date of issuance. Such unearned compensation is amortized to expense in the operating statement over the period of the employment agreement. The related amortization

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

  (11)   Continued

         expense, which commenced upon the effective date of the DDSI-CCI merger, was $24,000 and $10,000 for the years ended December 31, 1996 and 1995, respectively.

         In the third quarter of 1995, following the consummation of the IPO, the Company entered into a consulting contract with XLdynamics, which subsequently changed its name to Nova Temps, a sole proprietorship owned by Myrna Cohn, a director of the Company and the spouse of the Company's President. The contract is for personnel testing, organizational development, and human resource services. The Company paid XLdynamics $22,500 upon contract signing and has committed to pay an additional $3,500 per month for a period of 24 months ending in August of 1997. In 1996 the Company paid $46,606 under this agreement, which is classified as general and administrative expense, leaving a remaining commitment of $28,000 as of December 31, 1996.

         During 1996 an officer of the Company borrowed $125,000 which is evidenced by a promissory note. The note bears interest at prime plus one and is payable together with the principal on August 13, 1999. The note is collateralized by a pledge of certain assets held in trust totaling $102,500.

  (12)   Financing Transactions and Outstanding Warrants

         In April of 1995, the Company borrowed $200,000 from Jay Teitlebaum, an individual investor (the Teitlebaum bridge financing). In June and July of 1995, the Company borrowed $300,000 from NBS (the Norman Cohn bridge financing). Both of these bridge loans carried interest at prime plus 2% and provided warrant coverage, as further detailed below. No value was assigned to the warrants granted in these transactions since their exercise prices were greater than the initial public offering price of the DDSI units described in the following paragraph. All amounts borrowed were repaid from the proceeds of the IPO, with the exception of $50,000 which was repaid in April 1996. Interest expense on the bridge loans totaled $12,058 in 1995.

         In August 1995, the Company issued 1,408,750 units at $5 per unit in the IPO, resulting in proceeds, net of issuance costs of $5,477,567. Each unit consists of one share of common stock, $.001 par value, one
         Redeemable  Class A Warrant  and one  Redeemable  Class B Warrant.  The
         securities comprising the units were immediately detachable and separately transferable. Each Class A Warrant entitles the holder to purchase one share of common stock for 120% of the initial offering price of the unit ($6.00), subject to adjustment, during the four-year period commencing one year from the date of the offering. Each Class B Warrant entitles the holder to purchase one share of common stock for 145% of the initial offering price of the units ($7.25) subject to adjustment, during the four-year period commencing one year from the

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

  (12)   Continued

         date of the offering. The Class A Warrants are subject to redemption by the Company under certain circumstances after one year from the offering and the Class B Warrants are subject to redemption by the Company under certain circumstances after two years.

         A summary of common stock purchase warrants outstanding at December 31, 1996 is as follows:

         Description                         Outstanding         Exercise price
        -----------------------------------------------------------------------

        Redeemable Class A Warrants           1,408,750                   $6.00
        Redeemable Class B Warrants           1,408,750                   $7.25
        Redeemable Class A-1 Warrants            95,000                   $6.00
        Redeemable Class B-1 Warrants            95,000                   $7.25
        =======================================================================

         All warrants expire in August 2000 and may be redeemed by the Company, at its option, under certain circumstances commencing in August of 1996. The Class A-1 and B-1 warrants were issued in connection with the Teitlebaum (75,000 each) and Norman Cohn (20,000 each) bridge financings described above and provide the holders with certain registration rights.

  (13)   Retirement Plan

         Effective February 1, 1996, the Company implemented a 401(k) Savings Plan which permits employees to make contributions to the Savings Plan on a pretax salary reduction basis in accordance with the Internal Revenue Code. Under the Savings Plan, the employer has the option to match 25% of the employee contributions up to 6% of the employee's eligible salary or 50% of the employee contributions up to 6% of the employee's eligible salary for those participants who are fully vested. Participants vest over a period of 6 years. The Company did not make any contributions to the Savings Plan during 1996.

                                                                     (Continued)

DIGITAL DESCRIPTOR SYSTEMS, INC.

Notes to Financial Statements

================================================================================

  (14)   Litigation

         A lawsuit has been filed against the Company in the New York Supreme Court in which the plaintiff alleges that he rendered services, including investment banking services, for which the plaintiff alleges that he was promised 15,000 shares of the Company's common stock. The plaintiff seeks 15,000 shares of the Company's common stock or $100,000 in damages. The Company intends to vigorously contest the matter in the belief that the plaintiff has been fully paid pursuant to the terms of the written contract between the parties, and that material allegations of the complaint are false. Management does not believe the resolution of this matter will materially impact the Company's financial statements.

================================================================================

                                INDEX TO EXHIBITS

Exhibit
Number                              Description of Document
------                              -----------------------

10.24 Security Agreement and Note dated as of August 14, 1996 in the principal amount of $125,000 made by Garrett U. Cohn in favor of the Company

10.25 Joint Venture Agreement between Information Technology Solutions, Inc. and the Company

10.26 Employee Stock Purchase Plan adopted by the Board of Directors August 14, 1996 and February 20, 1997 and subject to stockholder ratification.

10.27 Restated 1994 Stock Option Plan adopted by the Board of Directors March 20, 1997 and subject to stockholder ratification