Form 10QSB
period 1997-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 1997-05-15
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

     For the quarterly period ended March 31, 1997


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

Yes [X]     No [ ]

     The number of shares outstanding of each of the issuer's classes of common equity as of May 1, 1997:

         Title of Each Class                 Number of Shares Outstanding
         -------------------                 ----------------------------
         Common Stock                                 2,468,750
         ($.001 par value)

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                           31-Dec      31-Mar
                            ASSETS                          1996        1997
                                                          --------    --------
                                                          audited    (unaudited)
Current assets:
Cash                                                       494,091      130,249
Restricted cash                                            150,000       82,000
Short-term Investments                                     120,376      270,790
Accounts receivable, net of allowance for
doubtful accounts $187,019 in 1996 and                     408,803      756,089
$183,353 in 1997
Accounts receivable - other                                  2,000        2,000
Inventories                                                145,036       40,411
Prepaid expenses                                            85,765       74,514
Other                                                       16,981       20,231
                                                        ----------   ----------
Total current assets                                     1,423,052    1,376,284
Accounts receivable-officers                               125,000      125,000
Deposits                                                     7,059        7,059
Furniture and equipment, net                               274,697      252,529
Purchase Software, net                                     100,000       87,500
                                                        ----------   ----------
                                                         1,929,808    1,848,372
                                                        ==========   ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                           202,082      287,836
Notes Payable                                               50,000       50,000
Deferred income                                            446,844      439,801
Accrued expenses                                            84,846       45,671
Total current liabilities                                  783,772      823,308

Notes Payable (excluding current portion)                   37,500       25,000

Shareholders' equity:
Common stock, $.001 par value, 10,000,000
shares authorized; 2,468,750
 issued and outstanding 03/31/97 and 12/31/96                2,469        2,469
Additional paid-in capital                              10,148,528   10,148,528
Unearned compensation                                      (86,000)     (80,000)
Accumulated deficit                                     (8,956,461)  (9,070,933)
                                                        ----------   ----------
Total shareholder's equity                               1,108,536    1,000,064
                                                        ----------   ----------
                                                         1,929,808    1,848,372
                                                        ==========   ==========

                         DIGITAL DESCRIPTOR SYTEMS, INC.
                             STATEMENT OF OPERATIONS

                                                         Three months ended
                                                      31-Mar           31-Mar
                                                       1996             1997
                                                    ---------         ---------
                                                   (unaudited)       (unaudited)

Sales                                                  910,057          950,202
Cost of sales                                          518,375          314,590
                                                    ----------       ----------
Gross profit                                           391,682          635,612
                                                    ----------       ----------
Operating expenses:
  Sales and marketing                                  262,341          224,492
  Research and development                             166,427          102,911
  Depreciation and amortization                         75,559           51,111
  General and administrative                           590,167          379,783
                                                    ----------       ----------
Total Operating expenses                             1,094,494          758,297
                                                    ----------       ----------
Loss from operations                                  (702,812)        (122,685)

Interest income                                         41,349            9,757
Interest expense                                        (2,496)          (1,544)

Net loss                                              (663,959)        (114,472)
                                                    ==========       ==========
Net loss per share                                       (0.28)          (0.050)

Weighted average shares outstanding                  2,408,750        2,468,750

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                          Three months ended
                                                         31-Mar         31-Mar
                                                          1996          1997
                                                        ---------     ---------
                                                       (unaudited)   (unaudited)
Cash flows from operating activities:
Net loss                                                (663,959)      (114,472)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Provision for doubtful accounts receivable                (3,015)        (3,666)
Depreciation and amortization                             75,559         51,111
Amortizaton of unearned compensation                       6,000          6,000
Changes in assets and liabilities:
Receivables                                             (125,760)      (343,620)
Inventories                                               16,159        104,625
Prepaid expenses and other                                69,759          8,001
Accounts payable                                        (143,291)        85,754
Accrued expenses and other liabilities                   171,386        (39,175)
Deferred revenue                                        (185,588)        (7,043)
Other noncurrent assets                                     (852)             0
Due to affiliates                                        (71,913)             0
                                                      ----------     ----------
Net cash used in operating activities                   (855,515)      (252,485)
                                                      ----------     ----------
Cash flows from investing activities:
Equipment purchases                                      (45,190)       (16,443)
Purchase Software Acquisition                           (137,500)             0
Increase in short term investments, including
restricted cash                                                0        (82,414)
                                                      ----------     ----------
Net cash used in investing activities                   (182,690)       (98,857)
                                                      ----------     ----------
Cash flows from financing activities:
Repayment of note payable                                (12,500)       (12,500)
                                                      ----------     ----------
Net cash used in financing activities                    (12,500)       (12,500)
                                                      ----------     ----------
Decrease in cash                                      (1,050,705)      (363,842)
Cash at beginning of period                            2,778,185        494,091
                                                      ----------     ----------
Cash at end of period                                  1,727,480        130,249
                                                      ----------     ----------

                         NOTES TO FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Item 2.  Management's Discussion and Analysis

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

     The principal product of the company is the Compu-Capture system, which is marketed to law enforcement agencies, jails, and correctional facilities. The Compu-Capture system produces and stores a digitized video image or "mug shot" of the subject along with the record, physical description and other pertinent information about the subject. The image can then be produced in the appropriate format, such as a full-color picture or identification badge or wristband when the subject is booked.

     Since  the  introduction  of   Compu-Capture   the  Company  has  installed
approximately 250 systems in 46 states in the United States as well as jurisdictions in Europe, South America, Canada, Mexico and the Bahamas. Management believes there is significant growth potential for this product since only a small percentage of the approximately 17,000 law enforcement agencies in the United States use a digitized computer imaging system. The NCIC requirements include electronic imaging in all jurisdictions by the year 2006

     The Compu-Color system digitizes videotape and photographs of improved properties (buildings and other property improvements). Compu-Color stores these images along with the relevant record card information for the local tax assessors and revaluation companies. The system allows the assessor to access full-color images of improved properties and related information to compare properties and to review property assessments within seconds. During 1996 and 1995, the system accounted for approximately 16.2% and 7.7% of sales, respectively. For the first quarter of 1997 Compu-Color (assessor) sales were 11.2% of total revenue.

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

     Management is committed to raising funds for research and development of an inkless fingerprint imaging storing and retrieval system that is expected to enhance in particular the law enforcement and business products.

Results of Operations

     Sales for the three months ended March 31, 1997 of $950,202 increased by 4% from sales of $910,057 for the three months ended March 31, 1996. This increase is attributed to an increase in the amount of installations and contracts awarded to the Company. The Company's deferred revenue increased $98,049 to $439,801 as of March 31, 1997 from $341,752 as of March 31, 1996. Additionally, the Company's backlog of orders to be installed as of March 31, 1997 was approximately $1,100,000. The Company anticipates that both the deferred revenue and backlog amounts will be recognized as revenue during fiscal year 1997.

     The Company's gross profit in absolute dollars for the first quarter increased 62% from 1996 to 1997 due to an increase in total revenue and a higher gross margin per sale generated by the Company. Overall the gross profit percentage per sale increased to 67% from an average of 43% in 1996. This increase is attributed to the fact that the Company had a higher percentage of software sales, which are extremely high margin.

     Operating expenses decreased 31% for the three months ended March 31, 1997 from the prior year same quarter due to the cost cutting and containment measures implemented by the Company in the last quarter of 1996. The primary decreases were due to a decrease in personnel and strict control on all operating expenses incurred by the Company.

     The net loss from operations for the Company decreased 83% for the three months ending March 31, 1997 to ($114,472) from ($663,959) for the three months ended March 31, 1996.

Liquidity and Capital Resources

     The Company's primary source of funds to date has been the proceeds from the sale of its securities. The Company will require additional funds in the immediate future to continue its operations. The Company is considering obtaining such funds through venture capital or other private or public financing, joint ventures or merger transactions, the sale of certain assets and research and development partnership financing. The Company has engaged a consultant to assist in obtaining additional funding.

     As of March 31, 1997 the Company had working capital of approximately $565,476 which decreased $639,280 from March 31, 1996. During the quarter ended March 31, 1997 the Company incurred net losses of $114,472.

     Net cash used in operating activities was $252,485 and $855,515 for the quarters ended March 31, 1997 and 1996. The use of cash in operating activities for the quarters ended March 31, 1997 and 1996, resulted largely from continuing losses

Asset Management

     The Company manages its inventory by ordering specific hardware for just in time delivery for each installation. The hardware is received, checked, modified and shipped to each jurisdiction for installation within a short period of time. Therefore, the Company usually maintains in inventory only the equipment needed for programming and testing. Inventory may also include the hardware needed for a customer's installation that may already be shipped. During the three months ending March 31, 1997, inventories decreased $104,625, due to increased control and better scheduling of installations.

     As of March 31, 1997 most of the Company's receivables are due under contracts with county and city jurisdictions. The balance is with third party vendors. Once the contract has been awarded and the purchase order issued by a jurisdiction, the jurisdiction must encumber the funds for payment of the purchase order. The encumbered funds are typically paid to the Company after the satisfactory completion of the installation. Accounts receivable as of March 31, 1997 were $939,442, with an allowance for doubtful accounts of $183,353.

General Risk Factors Affecting Results

     Rapid technological change as well as changes in customer requirements and preferences characterizes the software industry The Company believes that it's future quarterly results will depend in large part upon its ability to offer products that compete favorably with respect to price, product reliability, performance, range of useful features, ease-of-use, continuing product enhancements, reputation, support and training. Further, increased competition in the market for digital imaging could have a negative effect on the Company's results of operations.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings could have an immediate and significant adverse effect on the trading price of the Company's stock and warrants.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required by this Item is set forth under "Legal Proceedings" in the Company's Form 10-KSB for the year ended December 31, 1997 filed pursuant to the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

     The Company was not required to and did not file a Form 8-K during the quarter ended March 31, 1997.

                                 SIGNATURE PAGE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIGITAL DESCRIPTOR SYSTEMS, INC.


Date:  May 9, 1997                     By:  /s/ Garrett U. Cohn
                                           -----------------------------------
                                            Garrett U. Cohn, President and
                                            Chief Executive Officer




Date:  May 9, 1997                     By:  /s/ Michael Pellegrino
                                           -----------------------------------
                                            Michael Pellegrino, Vice President
                                            Finance and Chief Financial Officer