Form 10QSB
period 1997-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 1997-08-14
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Yes  |X|   No |_|

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

Yes  |_|   No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        DIGITAL DESCRIPTOR SYSTEMS,INC.
                                 BALANCE SHEETS

                                                   31-Dec        30-Jun
                      ASSETS                        1996          1997
                                               -----------    -----------
                                                   audited    (unaudited)
Current assets:
Cash                                               494,091        309,147
Restricted cash                                    150,000         82,000
Short-term Investments                             120,376        146,639
Accounts receivable, net of allowance for
doubtful accounts $187,019 in 1996
and $153,286 in 1997                               408,803        741,195
Accounts receivable - other                          2,000          2,000
Inventories                                        145,036         14,146
Prepaid expenses                                    85,765         76,387
Other                                               16,981         20,231
                                               -----------    -----------
Total current assets                             1,423,052      1,391,745
Accounts receivable-officers                       125,000        125,000
Deposits                                             7,059          7,059
Furniture and equipment, net                       274,697        216,608
Intangible Assets                                  100,000         75,000
                                               -----------    -----------
                                                 1,929,808      1,815,412
                                               ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                   202,082        406,101
Notes Payable                                       50,000        250,000
Deferred income                                    446,844        421,544
 Accrued expenses                                   84,846         69,815
                                               -----------    -----------
Total current liabilities                          783,772      1,147,460

Notes Payable (excluding current portion)           37,500         12,500

Shareholders' equity:
Commonstock, $.001 par value, 10,000,000
shares authorized; 2,468,750
issued and outstanding 06/30/97 and 12/31/96         2,469          2,469
Additional paid-in capital                      10,148,528     10,148,528
Unearned compensation                              (86,000)       (74,000)
Accumulated deficit                             (8,956,461)    (9,421,545)
Total shareholder's equity                       1,108,536        655,452
                                               -----------    -----------
                                                 1,929,808      1,815,412
                                               ===========    ===========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENT OF OPERATIONS


                                          Three months ended              Six months ended
                                         30-Jun         30-Jun         30-Jun         30-Jun
                                          1996           1997           1996           1997
                                      -----------    -----------    -----------    -----------
                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)
Sales                                 $   874,272    $   644,533      1,784,329      1,594,935
Cost of sales                         $   338,509    $   180,568        856,884        495,158
                                      -----------    -----------    -----------    -----------
Gross profit                          $   535,763    $   463,965        927,445      1,099,777
                                      -----------    -----------    -----------    -----------
Operating expenses:
 Sales and marketing                  $   303,022    $   222,212        565,363        446,954
 Research and development             $    73,063    $    66,605        239,490        169,516
 Depreciation and amortization        $    98,636    $    52,090        174,195        286,176
 General and administrative           $   699,963    $   454,081      1,290,130        650,840
                                      -----------    -----------    -----------    -----------
Total Operating expenses              $ 1,174,684    $   794,988      2,269,178      1,553,486
                                      -----------    -----------    -----------    -----------
Loss from operations                  $  (638,921)   $  (331,023)    (1,341,733)      (453,709)

Interest income                       $    30,344    $     6,750         71,693         16,507
Interest expense                      $    (2,285)   $    (1,456)        (4,781)       (27,883)
                                      -----------    -----------    -----------    -----------
Net loss                              $  (610,862)   $  (325,729)    (1,274,821)      (465,085)
                                      -----------    -----------    -----------    -----------
Net loss per share (unaudited)              (0.25)         (0.13)         (0.52)         (0.18)

Weighted average shares outstanding     2,468,750      2,468,750      2,468,750      2,468,750

                            DIGITAL DESCRIPTOR SYSTEMS, INC.
                                STATEMENTS OF CASH FLOWS
                                Six Months Ended June 30



                                                         30-Jun        30-Jun
                                                          1996          1997
                                                          ----          ----
                                                      (unaudited)    (unaudited)
Cash flows from operating activities:
Net loss                                              (1,274,822)     (465,085)

Adjustments  to reconcile  net loss to net cash
provided by (used in) operating activities:
Provision for doubtful accounts receivable                (3,326)      (33,733)
Depreciation and amortization                            154,795       103,201
Amortizaton of unearned compensation                      12,000        12,000
Changes in assets and liabilities:
Receivables                                             (469,909)     (298,659)
Inventories                                               57,068       130,890
Prepaid expenses and other                                75,251         6,129
Accounts payable                                         (92,928)      204,019
Accrued expenses and other liabilities                  (181,152)      (15,030)
Deferred revenue                                        (160,982)      (25,300)
Other noncurrent assets                                     (852)            0
Due to affiliates                                        (71,913)            0
                                                      ----------    ----------
Net cash provided by (used in) operating activities   (1,956,770)     (381,569)
                                                      ----------    ----------
Cash flows from investing activities:
Equipment purchases                                      (80,744)      (20,112)
Purchase Software Acquisition                           (125,000)
Increase in short-term investments, including
restricted cash                                         (194,305)       41,737
                                                      ----------    ----------
Net cash used in investing activities                   (400,049)       21,625
                                                      ----------    ----------

Cash flows from financing activities:
Proceeds from S/T loan                                         0       200,000
Repayment of note payable                                (25,000)      (25,000)
Common Stock Issued                                           60             0
Capital contributions                                    262,740             0
                                                      ----------    ----------
Net cash used in financing activities                    237,800       175,000
                                                      ----------    ----------
Increase (decrease) in cash                           (2,119,019)     (184,944)
Cash at beginning of period                            2,778,185       494,092
                                                      ----------    ----------
Cash at end of period                                    659,166       309,147
                                                      ----------    ----------

                          NOTES TO FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

     The Company recognizes revenue in accordance with the guidelines of Statement of Position 91-I of the American Institute of Certified Public Accounts, Software Revenue Recognition (SOP 91-1). Revenue from software licenses is recognized when the Company has satisfied all significant contract obligations, which generally occurs when installation of the system is complete. Revenue from consulting or other software-related services is recognized as the services are rendered. Revenue form post-contract support (PCS or maintenance) agreements is recognized ratably over the term of the agreements.

     Management is committed to raising funds for research and development of an inkless fingerprint imaging storing and retrieval system that is expected to enhance in particular the law enforcement and business products.

     During the second quarter the Company entered into a consulting agreement with Jay Teitlebaum to advise the company on the terms and conditions of any loans, mergers, acquisitions or other transactions that the Company may need assistance. The Company has agreed to pay the Consultant a fee of 35,000 shares of the Company's stock under the Advisors Compensation Plan, as established effective February 8, 1996. The Company has filed a Registration statement on Form S-8 under the Securities Act of 1933 to register the issuance of Shares.

     The Company was notified by NASDAQ Stock market, Inc. that the Company did not meet the maintenance standards to continue to be listed on the Nasdaq SmallCap Market. Effective at the close of business on Friday, May 23, 1997. The Company's securities were delisted. Trading in the Company's securities are now taking place in the over-the-counter market through the OTC Bulletin Board. The delisting of the Company's Securities could have a material adverse effect on the ability of holders of the Company's Common Stock, Redeemable Class A Warrants and Redeemable Class B Warrants to trade such securities and consequently on the prices of those securities.

     At the Annual Shareholder Meeting held on May 2, 1997 the Restated Digital Descriptor Systems,

Inc 1994 Stock Option Plan, the 1996 Director Option Plan and the Employee Stock Purchase Plan were all approved. Each of these had been previously filed on Form 8-K with the SEC

Results of Operations

     Sales for the six months ended June 30, 1997 of $1,594,935 decreased by 11% from sales of $1,784,329 for the six months ended June 30, 1996. This decrease is attributed to a decrease in the amount of installations mainly due to backordered items from the Company's vendors. The Company's deferred revenue decreased $25,300 to $421,544 as of June 30, 1997 from $446,844 as of December 31, 1996. Additionally, the Company's backlog of orders to be installed as of June 30, 1997 was approximately $950,000. The Company anticipates that both the deferred revenue and backlog amounts will be recognized as revenue during fiscal year 1997.

     Sales for the second quarter decreased from the prior year period by 26% ($644,533 vs. $874,272), while gross profit for the same period decreased in overall dollars 13% ($463,965 vs. $535.763). Overall expenses decreased 32% from $1,174,684 to $794,988. The loss for the period decreased 47% from the prior year same quarter from $610,862 to $325,729.

     The Company's gross profit in absolute dollars for the first half increased 19% from 1996 to 1997 due to a higher gross margin per sale generated by the Company. Overall the gross profit percentage per sale increased to 69% from an average of 52% in 1996. This increase is attributed to the fact that the Company had a higher percentage of software sales, which are extremely high margin.

     Operating expenses decreased 32% for the six months ended June 30, 1997 from the prior year due to the cost cutting and containment measures implemented by the Company in the last quarter of 1996. The primary decreases were due to a decrease in personnel and strict control on all operating expenses incurred by the Company.

     The net loss from operations for the Company decreased 64% for the six months ending June 30, 1997 to ($465,085) from ($1,274,821) for the six months ended June 30, 1996.

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

     As of June 30, 1997 the Company had working capital of approximately of $244,285 which decreased $394,995 from December 31, 1996. During the six month period ended June 30, 1997 the Company incurred net losses of $465,085.

     Net cash used in operating activities was $206,569 for the six months ended June 30, 1997. The use of cash in operating activities for the quarters ended March 31, 1997 and 1996, resulted largely from continuing losses

Asset Management

     The Company manages its inventory by ordering specific hardware for just in time delivery for each installation. The hardware is received, checked, modified and shipped to each jurisdiction for installation within a short period of time. Therefore, the Company usually maintains in inventory only the equipment needed for programming and testing. Inventory may also include the hardware needed for a customer's installation that may already be shipped. During the six months ending June 30. 1997, inventories decreased $130,890, due to increased control and better scheduling of installations.

     As of December 31, 1996 most of the Company's receivables are due under contracts with county and city jurisdictions. The balance is with third party vendors. Once the contract has been awarded and the purchase order issued by a jurisdiction, the jurisdiction must encumber the funds for payment of the purchase order. The encumbered funds are typically paid to the Company after the satisfactory completion of the installation. Accounts receivable as of June 30, 1997 were $894,481 with an allowance for doubtful accounts of $153,286.

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

Item 6. Exhibits and Reports on Form 8-K

    10.26 Employee Stock Purchase Plan adopted by the Board of Directors August 14, 1996 and February 20, 1997 and approved by the stockholders at the Annual Meeting held on May 21, 1997.

    10.27 Restated 1994 Stock Option Plan adopted by the Board of Directors March 20, 1997 and approved by the stockholders at the Annual Meeting held on May 21, 1997.

     (b)  Reports on Form 8-K

     The Company did file a Form 8-K during the quarter ended June 30, 1997, pursuant to the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                 SIGNATURE PAGE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DIGITAL DESCRIPTOR SYSTEMS,INC.

Date:  August 12, 1997                By:  /s/ Garrett U. Cohn
                                           -------------------------------------
                                           Garrett U. Cohn
                                           President and Chief Executive Officer

Date:  August 12, 1997                By:  /s/ Michael  J Pellegrino
                                            ------------------------------------
                                            Michael J Pellegrino Vice President
                                            Finance and Chief Financial Officer