Form 10QSB
period 1997-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 1997-11-05
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

     For the quarterly period ended September 30, 1997

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

     The number of shares outstanding of each of the issuer's classes of common equity as of October 1, 1997:

     Title of Each Class                  Number of Shares Outstanding
     -------------------                  ----------------------------

     Common Stock                                  2,468,750
     ($.001 par value)

Transitional Small Business Disclosure Format (check one):

Yes ___     No _X_

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                          Period Ending
                                                      31-Dec          30-Sep
                    ASSETS                             1996            1997
                                                     (audited)      (unaudited)
                                                   ------------    ------------
Current assets:

Cash                                               $    494,091    $    162,161
Restricted cash                                    $    150,000    $     29,534
Short-term investments                             $    120,376    $     92,543
Accounts receivable, net of allowance for
doubtful accounts $187,019 in 1996 and             $    408,803    $    951,516
$41,711 in 1997
Accounts receivable - other                        $      2,000    $      2,000
Inventories                                        $    145,036    $     20,737
Prepaid expenses                                   $     85,765    $     25,451
Other                                              $     16,981    $     53,225
                                                   ------------    ------------
Total current assets                               $  1,423,052    $  1,337,167
Deposits                                           $      7,059    $      7,059
Officer note receivable                            $    125,000    $    125,000
Furniture and equipment, net                       $    274,697    $    177,473
Intangible assets, net                             $    100,000    $     62,500
                                                   ------------    ------------
                                                   $  1,929,808    $  1,709,199
                                                   ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable                                   $    202,082    $    468,408
Notes payable                                      $     50,000    $     50,000
Deferred income                                    $    446,844    $    748,765
Accrued expenses                                   $     84,846    $     89,552
                                                   ------------    ------------
Total current liabilities                          $    783,772    $  1,356,725

Notes payable (excluding current portion)          $     37,500    $       --

Shareholders' equity:
Common stock, $.001 par value, 10,000,000
shares authorized; 2,468,750
issued and outstanding 12/31/96 and 09/30/97       $      2,469    $      2,469
Additional paid-in capital                         $ 10,148,528    $ 10,148,528
Unearned compensation                              $    (86,000)   $    (68,000)
Accumulated deficit                                $ (8,956,461)   $ (9,730,523)
                                                   ------------    ------------
Total shareholders, equity                         $  1,108,536    $    352,474
                                                   ------------    ------------
                                                   $  1,929,808    $  1,709,199
                                                   ============    ============

See accompanying notes to financial statements

                         DIGITAL DESCRIPTOR SYTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                              Period Ending                Period Ending
                                           Three months ended            Nine months ended
                                         30-Sep         30-Sep         30-Sep         30-Sep
                                          1996           1997           1996           1997
                                      -----------    -----------    -----------    -----------
                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)
Sales                                 $   441,038        643,884    $ 2,225,367    $ 2,238,819
Cost of sales                         $   259,298        289,561    $ 1,116,182    $   784,719
                                      -----------    -----------    -----------    -----------
Gross profit                          $   181,740        354,323    $ 1,109,185    $ 1,454,100

Operating expenses:
  Sales and marketing                 $   340,703        214,703    $   906,066    $   661,657
  Research and development            $   120,452         66,290    $   358,942    $   235,806
  Depreciation and amortization       $    62,269         52,260    $   177,709    $   155,410
  General and administrative          $   441,417        333,441    $ 1,790,302    $ 1,167,307
                                      -----------    -----------    -----------    -----------
Total operating expenses              $   964,841        666,694    $ 3,233,019    $ 2,220,180
                                      -----------    -----------    -----------    -----------
Loss from operations                  $  (783,101)      (312,371)   $(2,123,834)   $  (766,080)

Interest income                       $    14,332          4,516    $    86,025    $    21,023
Interest expense                      $    (2,048)        (1,122)   $    (6,829)   $   (29,005)

Net loss                              $  (770,817)   $  (308,977)   $(2,044,638)   $  (774,062)
                                      -----------    -----------    -----------    -----------
Net loss per share                    $     (0.31)   $     (0.13)   $     (0.84)   $     (0.31)

Weighted average shares outstanding     2,468,750      2,468,750      2,446,852      2,468,750

See accompanying notes to financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                       Nine Months Ended September 30 1997

                                                       30-Sep         30-Sep
                                                        1996           1997
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)

Cash flows from operating activities:
Net loss                                             $(2,044,638)   $  (774,062)

Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for inventory obsolescence                 $    30,000    $      --
Provision for doubtful accounts receivable           $    62,227    $  (145,308)
Depreciation and amortization                        $   177,709    $   155,411
Amortizaton of unearned compensation                 $    18,000    $    18,000
Changes in assets and liabilities:
Stock awards to consultants                          $   262,800    $      --
Receivables                                          $   136,425    $  (397,405)
Inventories                                          $    64,401    $   124,299
Prepaid expenses and other                           $    75,617    $    24,070
Accounts payable                                     $  (218,021)   $   266,326
Accrued expenses and other liabilities               $  (174,885)   $     4,706
Deferred revenue                                     $   (98,198)   $   301,921
Other noncurrent assets                              $      (853)   $      --
Due to affiliates                                    $   (71,913)   $      --
                                                     -----------    -----------
Net cash used in operating activities                $(1,781,129)   $  (422,042)
                                                     -----------    -----------
Cash flows from investing activities:
Equipment purchases                                  $  (109,337)   $   (20,687)
Purchase software acquisition                        $  (150,000)   $      --
Decrease (increase) in short-term investments,
including restricted cash                            $   196,023    $   148,299
Officer note receivable                              $  (148,000)   $      --
                                                     -----------    -----------
Net cash provided by (used in) investing activities  $  (211,314)   $   127,612
                                                     -----------    -----------
Cash flows from financing activities:
Repayment of note payable                            $   (37,500)   $   (37,500)
Common stock issued                                  $        60    $      --
Capital contributions                                $      --      $      --
                                                     -----------    -----------
Net cash provided by (used in) financing activities  $   (37,500)   $   (37,500)
                                                     -----------    -----------
Decrease in cash                                     $(2,029,943)   $  (331,930)
Cash at beginning of period                          $ 2,778,185    $   494,091
                                                     -----------    -----------
Cash at end of period                                $   748,242    $   162,161
                                                     -----------    -----------

See accompanying notes to financial statements

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

         The Company was notified by NASDAQ Stock market, Inc. that the Company did not meet the maintenance standards to continue to be listed on the Nasdaq SmallCap Market. Effective at the close of business on Friday, May 23, 1997, the Company's securities were delisted. Trading in the Company's securities is now taking place in the over-the-counter market through the OTC Bulletin Board. The delisting of the Company's Securities could have a material adverse effect on the ability of holders of the Company's Common Stock, Redeemable Class A Warrants and Redeemable Class B Warrants to trade such securities and consequently on the prices of those securities.

         At the Annual Shareholder Meeting held on May 2, 1997 the Amended and Restated Digital Descriptor Systems, Inc 1994 Stock Option Plan, the 1996 Director Option Plan and the Employee Stock

Purchase Plan were all approved. Each of these had been previously filed on Form S-8 with the SEC.

Results of Operations

         Sales for the nine months ended September 30, 1997 of $2,238,819 showed an insignificant increase of $13,452 from sales of $2,225,367 for the nine months ended September 30, 1996. The Company's deferred revenue increased $301,921 to $748,765 as of September 30, 1997 from $446,844 as of December 31,
1996. This increase is due to the Company's change in policy whereas it now requires a deposit with the customer's initial order. Additionally, the Company's backlog of orders to be installed as of September 30, 1997 was approximately $1,100,000. The Company anticipates that only about 50% of both the deferred revenue and backlog amounts will be recognized as revenue during the remainder of fiscal year 1997.

         Sales for the third quarter increased from the prior year period by 46% ($643,884 vs. $441,038), while gross profit for the same period increased in overall dollars 95% ($354,323 vs. $181,740). Overall expenses decreased 31% from $3,233,019 to $2,220,180 for the nine-month period and 31% for the same period from $964,841 to $666,694. The operating loss for the period decreased 60% from the prior year same quarter from $770,817 to $308,977.

         The Company's gross profit in absolute dollars for the first nine months increased 31% from 1996 to 1997 due to a higher gross margin per sale generated by the Company. Overall the gross profit percentage per sale increased to 65% from an average of 50% in 1996. This increase is attributed to the fact that the Company had a higher percentage of software sales, which are extremely high margin.

         Operating expenses decreased 31% for the nine months ended September 30, 1997 from the prior year due to the cost cutting and containment measures implemented by the Company in the last quarter of 1996. The primary decreases were due to a decrease in personnel and strict control on all operating expenses incurred by the Company.

         The net loss from operations for the Company decreased 62% for the nine months ending September 30, 1997 to ($774,062) from ($2,044,638).

Liquidity and Capital Resources

         The Company's primary source of funds to date has been the proceeds from the sale of its securities. The Company will require additional funds in the immediate future to continue its operations. The Company is considering obtaining such funds through venture capital or other private or public financing, joint ventures or merger transactions, the sale of certain assets and research and development partnership financing. The Company has engaged a consultant to assist in obtaining additional funding. There can be no assurances that such financing will be available or terms of the financing will be satisfactory to management of the Company.

         As of September 30, 1997 the Company had negative working capital of approximately of ($19,558) which decreased $658,838 from December 31, 1996. During the nine-month period ended September 30, 1997 the Company incurred net losses of $774,062.

         Net cash used in operating activities was $422,042 for the nine months ended September 30, 1997. The use of cash in operating activities for the quarters ended September 30, 1997 and 1996, resulted largely from continuing losses

         The Company has entered into an agreement with United Capital Funding Inc. whereby the Company will factor certain of it Accounts Receivable.

Asset Management

         The Company manages its inventory by ordering specific hardware for just in time delivery for each installation. The hardware is received, checked, modified and shipped to each jurisdiction for installation within a short period of time. Therefore, the Company usually maintains in inventory only the equipment needed for programming and testing. Inventory may also include the hardware needed for a customer's installation that may already be shipped. During the nine months ending September 30. 1997, inventories decreased $124,299, due to increased control and better scheduling of installations.

         As of September 30, 1997 most of the Company's receivables are due under contracts with county and city jurisdictions. The balance is with third party vendors. Once the contract has been awarded and the purchase order issued by a jurisdiction, the jurisdiction must encumber the funds for payment of the purchase order. The encumbered funds are typically paid to the Company after the satisfactory completion of the installation. Accounts receivable as of September 30, 1997 were $993,227 with an allowance for doubtful accounts of $41,711.

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

                          NOTES TO FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE   B- NEW ACCOUNTING PROCEDURES

In February 1997, the Financial /accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS
128). This Statement introduces new methods for calculating earnings per share. The adoption of this Statement will not affect results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods. Compliance with this Statement, which will be effective for periods ending after December 31, 1997, is not expected to have a material effect on the Company's earnings per share.

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this Statement on January 2, 1998, as required. The adoption of this statement will not affect results of operations, financial condition, or long term liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

In June 1997, the FASB issued SFAS 131, Disclosures About Segments of an Enterprise and Related Information. This Statement established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt this Statement on January 1, 1008 as required. The adoption of this Statement will not affect results from operations, financial condition or long-term liquidity.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this Item is set forth under "Legal Proceedings" in the Company's Form 10-KSB for the year ended December 31, 1996 filed pursuant to the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (b)   Reports on Form 8-K

                                 SIGNATURE PAGE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIGITAL DESCRIPTOR SYSTEMS, INC.


Date: August 12, 1997                      By: /s/ Garrett U. Cohn
                                               --------------------------
                                           Garrett U. Cohn
                                           President and Chief Executive Officer




Date: August 12, 1997                           By: /s/ Michael J. Pellegrino
                                                    --------------------------
                                                    Michael J. Pellegrino
                                                    Vice President Finance and
                                                    Chief Financial Officer