Form 10KSB
period 2000-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2001-04-02
CIK 927454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MarkOne)
[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2000.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to _______________

                         Commission file number 0-26604
                                                -------

                        Digital Descriptor Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                    23-27700048
- -------------------------------                ------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

446 Lincoln Highway, Fairless Hills, PA                  19030
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone number, including area code: (267) 580-1075
                                                    --------------

Securities registered under 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Act:    Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes __  No  _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The issuer had revenues of $3,026,458 for the fiscal year ended December 31, 2000.

As of March 30, 2001, 21,111,612 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on March 30, 2001 was approximately $4,005,922 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format   Yes __     No _X_

                                     PART I

ITEM 1.  Description of Business

General Business Development

         Digital Descriptor Systems, Inc.("DDSI"), a Delaware corporation incorporated in 1994, is the successor to Compu-Color, Inc., an Iowa corporation. The operations of DDSI were started as a division of ASI Computer systems, Inc. of Waterloo Iowa in 1986. Compu-Color, Inc. was formed in July 1989 and as of July 1, 1989 purchased the assets of the Compu-Color division of ASI Computer Systems, Inc.

         DDSI develops, assembles and markets computer installations, consisting of hardware and software, which capture video and scanned images, digitize the image, link the digitized images to text and store the image and text on a computer database which allows for transmitting the image and text by computer or over telephone transmission lines to remote locations.

         Imaging technology enables computers to record, store and retrieve both textual information and visual images. The common problem in imaging technology is how to record, store, process and retrieve information and images within the same system. DDSI's software programs utilize technology to link the textual information with the images so that customers can record and retrieve related text and images. DDSI originally developed the software to address the information retrieval problems of tax assessors. DDSI subsequently adapted the software for use by law enforcement agencies and management of jail facilities. DDSI's software also addresses different information retrieval needs such as reproducing line ups and producing housing badges (jails), bar coded wristbands for identification which facilitates movement within jails and courts and storing and retrieving hand written and computer generated document images within arrest records.

         DDSI anticipates that in the future it will need to adapt its imaging technology software to new uses, such as security devices, employee and school identification systems and access control systems. These potential applications are currently in the discussion phase and there are no Company resources budgeted for them at this time.

         The principal product of DDSI is the Compu-Capture(R) Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities. The program captures a video or scanned image (mug shot) of a subject that is stored by computer application along with the booking record, physical description and other pertinent information about the subject. Compu-Capture(R) was introduced into the market in 1989. Since that time, DDSI has installed approximately 350 systems in 46 states in the United States, Europe, South America, Canada, Mexico and Bahamas. During the years ended December 31, 2000, 1999 and 1998, 93%, 95% and 99% respectively of DDSI's revenues were to domestic customers.

         DDSI has marketed the Compu-Color(R) Assessor Program that combines digitized images from videotapes or photographs of real estate with buildings or other improvements, together with relevant tax assessment information. Compu-Color(R) was introduced in 1986. The program was designed for use by local tax assessors as a method of maintaining a visual record of all assessed improved properties that can be rapidly accessed with the relevant textual information. The Compu-Color Assessor Program contributed approximately two percent of DDSI's revenues in 1999. The market for this product is minimal, therefore, DDSI has withdrawn from this portion of the market place.

Product and Services

         Digital Descriptor Systems, Inc. provides hardware and software computer installations to law enforcement agencies, which installations utilize digitized video and scanned images and text in order to record and retrieve information. DDSI has developed and utilizes computer programs that digitize videotaped or scanned images to a computer program medium and provide for rapid retrieval of the information together with related textual information pertaining to the property or subject.

         Compu-Capture(R)
         Compu-Capture(R) is the law enforcement application of DDSI's system which combines digitized image and textual information. The system has been developed primarily for the criminal justice market, including law enforcement, jail and correctional facilities.

         Information is entered into the Compu-Capture(R) system at the time a subject is booked or enters the facility. A video image of the subject, a "mug shot", is taken by the booking officer. One problem experienced by law enforcement agencies in booking subjects is the risk to officers as a result of the physical movement and transportation of subjects during the booking process. The Compu-Capture(R) system allows the law enforcement agency to complete more than one stage in the booking process, such as entering booking information and taking a mug shot, at one location. In addition, the Compu-Capture(R) system reduces the time needed to take and process mug shots and improves the quality of the mug shot. The booking officer can preview each mug shot image on the computer screen before processing and storing the image to insure accuracy and clarity. Once an acceptable image is obtained, the booking officer can rapidly store the image through the computer application, along with the booking record, physical characteristics and other pertinent text material.

         The information entered into the Compu-Capture(R) system can include names, aliases, physical characteristics, such as size, hair color, facial scars or physical deformities, and fingerprint codes. The Compu-Capture(R) systems allow the officer conducting a search to assign priorities or values to physical characteristics for the computer's search of the database of existing subjects. Features that are difficult to disguise or alter, such as facial scars, can be assigned higher values than other characteristics such as hair color or facial hair. In the requested search, the Compu-Capture(R) system produces images that meet or exceed the suggested requirements of the Department of Justice National Crime Information Commission 2000 ("NCIC" 2000), the standard adopted by Federal Bureau of Investigation for the quality of mug shots and their transmission. The NCIC does not certify or otherwise approve any mug shot systems.

         Once entered into the Compu-Capture(R) system, the visual image and textual material can be utilized in a variety of ways. Mug shots can be retrieved on the computer screen or printed individually, with or without text information, or as part of a computer generated line-up. The digitized mug shot and information can be transmitted to remote locations by telephone line or radio frequency or through computer networks and can be retrieved rapidly from central and/or remote locations.

         To date, DDSI has installed approximately 350 Compu-Capture(R) systems.

         The Compu-Capture(R) system's technology can be used in commercial applications that are unrelated to law enforcement. DDSI believes that versions of this system are suitable for security or access control, identification cards with photographs for employee identification, voter registration cards, national welfare identification cards, drivers' licenses, all with or without the use of fingerprints and/or signatures. The various products that DDSI currently provides are as follows:

                  Compu-Capture(R) 2000
                  Compu-Capture(R) 2000 (CPC2000) is DDSI's stand alone application. This version of the Compu-Capture(R) product line contains its own database and can function on its own without integration to an existing records or jail management system. The database allows for the capture of basic demographic system. The database allows physical characteristics. This information can then be sorted for quick and easy retrieval of a particular record or various records with similar characteristics. CPC2000 can be used on a stand alone Personal Computer or networked together. The price range for the Compu-Capture (R) 2000 is $12,000 to $45,000. The price range varies depending on the size of the system ordered and the jurisdictions specific requirements.

                  Compu-Capture(R) 2000/FE
                  Compu-Capture(R) 2000/FE is DDSI's "front end" product that image-enables any host based records or jail management system. The advantage to this product is it eliminates multiple databases and duplicate data entry from one system to another. The price range for the Compu-Capture (R) 2000/FE $16,000 to $50,000. The price range varies depending on the size of the system ordered and the jurisdictions specific requirements.

                  Compu-Capture(R) 2000/API
                  DDSI is the only Company to offer its API's to system integrators with client server applications. A systems integrator can make calls to these API's and build a seamless interface from their records or jail management system to DDSI's imaging system. The benefit for the end user is a self contained product that has a consistent look and feel, eliminating the need to learn the functionality of two separate systems. The price range for the Compu-Capture(R) 2000/API $16,000 to $50,000. The price range varies depending on the size of the system ordered and the jurisdictions specific requirements.

                  Compu-Capture(R) lite
                  DDSI has developed a "lite" version of its software to address the needs of smaller agencies of the arresting market. The "lite" version will provide an entry-level system that the jurisdictions can build upon. The base price for the Compu-Capture(R) lite is $3995.

                  Compu-Sketch
                  The Compu-Sketch product is a composite sketching program, that allows an individual with little to no artistic ability to draw a sketch of a persons face as described by the witness. The program contains an interactive witness module that asks the witness basic questions which are then used to create the composite face. The application consists of over 40,000 features, that when combined can create millions of different looking suspects. The user simply selects a description of each face part from a menu and the system will then assemble the parts to complete the composite. The user can manipulate each part and/or add accessories, such as hats, jewelry and facial hair. The Compu-Sketch is presently installed in approximately 500 jurisdictions worldwide. The base price for the Compu-Sketch(R) $2495.

                  Compu-Scene
                  The Compu-Scene program makes accident and crime scene drawings easy. The application uses a computer aided drafting program to compose the drawings with simple drag-n-drop technology to place the specialized drawings or templates. DDSI has created hundreds of templates including; weapons, body parts, furniture, vehicles, shrubs, street signs, etc. The user simply draws a room or intersection to scale with the CAD program and then simply drops in the pre-drawn templates to complete the scene.

                  SI-3000
                  DDSI's management believes that the type and amount of information a company, agency or jurisdiction collects and generates is growing at a fast pace. The variety of information collected includes hand written documents, computer generated reports, mugshots, fingerprints, photographs, video and digital images. DDSI believes that most agencies have their information stored in multiple formats and locations and is generally maintained in a stand-alone environment (i.e. in file cabinets and non-networked computer databases). In order for the information to be useful, it must be accurate and easily accessible throughout the agency. Without an integrated information management strategy, data integrity suffers while productivity diminishes. DDSI believes that today's technology trend is moving towards client server applications in an open environment (i.e. allowing access to information stored at multiple locations) because system server applications provides agencies with a method to share data while driving computing costs down.

                  SI-3000 is an information management strategy that capitalized on the above referenced technology trend. The SI-3000 provides companies and agencies the opportunity to purchase products and services that will move them in the direction of "paperless environment".

                  The SI-3000 product creates an "Electronic file folder" that integrates hand written documents, computer reports, photos, fingerprints, signatures and data into a central repository. Once the information is indexed, it becomes accessible to the end user in a multitude of ways, all with a single easy to use interface. In addition, SI-3000 can be easily customized by non-programming personnel. This provides a significant competitive advantage in the labor-intensive systems integration business. The price for the SI-3000 $45,000 to $285,000. which is reflected by the scalability of the final design and multi-jurisdictional requirements, i.e. state or county correctional locations.

         Compu-Color(R) Assessor Program
         The Compu-Color(R) Assessor Program has recently been discontinued by DDSI. A lack of a national imaging standard has made this an unprofitable product to carry. This product applies imaging technology to produce digitized images related to textual information for use in tax assessment jurisdictions. Tax assessors generally maintain pictures of all properties with buildings or other improvements within their jurisdictions. The Compu-Color(R) Assessor Program allows an assessor's office to electronically maintain this picture as part of a computer system that links the image with relevant text about the property. The image and text can be retrieved and viewed together on the computer screen or printed out on an attached printer.

         The Compu-Color(R) system processes a video or photographic image of improved properties and stores the image to a computerized record, together with relevant information from the assessor's records with respect to the improved properties. The program can create a hard copy picture of the image, including images of any comparable improved properties.

         As an additional service that was provided for assessor's offices interested in purchasing the Compu-Color(R) system, DDSI will process and store the assessor's existing files on a Compu-Color(R) system. This service will enable assessors to have all records on the same computerized system.

Maintenance and Support

         In addition to the installation of DDSI's systems in an agency (tax assessor or law enforcement), DDSI trains the personnel of the agency in the use and operation of the system. After installation, DDSI provides maintenance and support for a limited period of time. DDSI also offers its customers ongoing maintenance and support plus updates of the software, for an annual fee. Over ninety percent (90%) of DDSI's customers purchase ongoing maintenance and support at the time of installation of the system.

New Products

            FMS ("Fingerprint Matching System")
            In February of 2000, DDSI secured a royalty license from Harris Corporation, Melbourne, Florida for a software suite called PowerMatch(TM) that enables the end user to capture, digitize, store, retrieve and/or match or sort fingerprints. The Harris agreement provides DDSI with a worldwide, non-exclusive license to use the Power Match Software (FMS). The FMS is a fingerprint matching solution and can be utilized either as a stand alone unit or in conjunction with the Compu-Scan Device.

DDSI renamed the software FMS ("Fingerprint Matching System"). DDSI has the license for the systems use in the criminal justice field. The license calls for DDSI to pay a sliding scale royalty fee to Harris Corporation on FMS gross sales. To date no FMS sales have occurred.

         The current Compu-Capture(R), Compu-Scan 3000 and SI 3000 can be integrated with this software. It performs its matching, storage and capturing functions under the FBI approved AINSI-NIST and NCIC 2000 regulations. This software has several superior features that allows it to be installed on NT servers as well as PCs, for example and thus is very flexible in jurisdiction's size. Since it is completely scalable (from 500 to 500,000 files), DDSI can offer it for large national databases such as voter registration, drivers license or national security identification systems. Many of the current installed jurisdictions of DDSI can use a positive ID system integrated to their mugshot and records management modules.

         The Company's current sales force will offer FMS along with the current products. Additional sales personnel will be added as sales acceptance is achieved.

         Compu-Scan 3000
         The Company entered into in a development contract with ISC/US (Fort Lauderdale, FL and Hamburg, Germany), an engineering firm having a specialized background in fingerprint technology, to develop a computerized inkless, non-contact fingerprint capture device called the Compu-Scan 3000. The commercialization of this technology has been the primary focus of the Company's development activities. Under this agreement, the Company granted ISC/US the funds (non reimbursable) to develop the Compu-Scan 3000 based on certain specification requirements provided by DDSI. The development process of the Compu-Scan 3000 will not be deemed complete until FBI certification is achieved. In return, the Company has worldwide rights to sell this product without a royalty fee. FBI certification will be necessary to sell the Compu-Scan 3000 device to the state, local and federal jurisdictions, but such certification is not required to sell the device for commercial (non government) uses.

          DDSI plans to distribute the Compu-Scan, a non-contact inkless direct reader fingerprint system in conjunction with its Compu-Capture(R) products. Additionally, DDSI intends to market the non-contact inkless fingerprint system for commercial applications, such as in the security and biometric systems industry, which can incorporate the product in access control devices. DDSI's non-contact inkless fingerprint system electronically reads and creates a digital image of a fingerprint. Competitive contact inkless fingerprint capture devices record fingerprint images by rolling (contacting) the fingers of a subject on the surface of an optical assembly, creating an optical image of the fingerprint. The optical image is then converted into a digital image by a photo-imaging detector. In contrast, though DDSI's non-contact device operates in a similar manner, there is no direct contact by the finger to the device. The Compu-Scan captures the fingerprint in the following manner: the finger is placed over an opening in the Compu-Scan which projects a light onto the suspended finger upon which a camera captures the resulting reflected fingerprint image.

         Under federal regulation, law enforcement agencies in the United States may only utilize fingerprint systems that have passed an extensive FBI certification process. As a result any inkless fingerprint system developed by DDSI must pass the FBI certification process before it can be distributed to law enforcement agencies in the United States. DDSI can supply an inkless non-contact fingerprint system prior to FBI certification for commercial business use, for example, for ATM machines, biometric identification for Universities, libraries, access control and any such commercial application, which does not require a rolled fingerprint match.

         The Company feels it has completed all of the final seven tests required and submitted the results to the FBI on February 15, 2001. There are no assurances by the Company that the FBI will certify this technology and device.

Marketing

         Law Enforcement Applications
         DDSI markets and sells its Law enforcement product line through an internal sales force, an independent dealer network and vendors of compatible software applications.

         DDSI employs eight full-time regional employees in sales, marketing or sales management. Leads are generated by DDSI's marketing department and followed up by the salesmen, who sell directly to the end user. The employees also work with sales employees of other vendors in making sales calls and proposals.

         Additionally, DDSI markets its Law Enforcement products through vendors of compatible software application such as IBM Business Partners and other hardware suppliers. See below "IBM and other Partners" for more detail.

         DDSI anticipates that its future marketing strategy for its Law Enforcement products will focus on expanding the quality and size of sales to law enforcement agencies and jail facilities of its existing Compu-Capture(R) program and new compatible products in the same field, such as Compu-Sketch and Compu-Scene and the new LiveScan (Compu-Scan 3000) device. In its latest survey conducted by the Law Enforcement Management and Administrative Statistics (LEMAS) program of the Bureau of Justice Statistics of the United States

Department of Justice (the "LEMAS Survey"), of a nationally representative sample of state and local police departments indicated that there are approximately 17,000 state and local law enforcement agencies. Of those agencies, 52% of the agencies surveyed, employing 90% of all sworn officers, were using one or more types of computers. Of local police departments surveyed, 30% use computers for criminal investigations, criminal histories and Uniform Crime Reports. DDSI believes that as law enforcement agencies become more familiar with available technology, and agencies like the FBI continue to require certain standards of reporting crimes (NCIC2000), the market for products using computer technology, such as Compu-Capture(R), Compu-Scan and Compu-Capture(R) lite will increase.

         Customers
         DDSI maintains a continuing relationship with its customers based upon support services and periodic upgrades of the Compu-Capture(R) line and Compu-Sketch software. Although the major revenue-generating event is the initial installation and any significant expansion of that installation, the annual sales of maintenance support services, which DDSI performs subsequent to the installation, generates approximately 17% of the installed software license fee.

         DDSI also relies on maintaining ongoing relationships with vendors, especially IBM Business Partners, for continuing sales introductions to new customers. DDSI has concentrated on expanding the compatibility of its Compu-Capture(R) system with more computer software applications in order to expand the number of vendors that may recommend DDSI's products.

         Business Alliances
         Currently approximately one-half of the revenues from DDSI's sales are generated from business alliance relationships. For example, one such business alliance is with IBM. IBM establishes a business alliance with certain vendors that sell software applications that are compatible with IBM hardware. To increase its sales through these alliances, DDSI has directed a portion of its research and development efforts in the last five years to developing software interfaces which enable the Compu-Capture(R) program to operate in conjunction with various records and jail management applications and other law enforcement programs using IBM compatible hardware. DDSI believes that part of its growth will continue to come through these business alliances.

         DDSI has recently begun exploring the market for its products in the European, South and Central American and other international markets. DDSI is also working in conjunction with IBM to develop some of these countries by displaying and making its products available by IBM at their Electronic Institute for Government, located in Washington D.C. and Shanghai, China. This facility brings in IBM sales personnel and end users from around the world to preview IBM's entire Public Sector offerings. IBM has duplicated this facility in Shanghai, China and has ordered and installed a similar display to demonstrate DDSI's products there.

         Greater Penetration of Existing Customers
         In addition to seeking new customers, the Company has recently established a marketing program to focus on the existing customer base, which is potentially over 1,000 agencies. The Company believes with this addition that it can now capitalize and generate increased revenues from its existing customers.

         Due to the high market penetration by the Company's strategic alliances, the Company believes that it will be able to eliminate the formal bid process in many jurisdictions where such strategic alliances are located. In these cases, add-on or complimentary products can be purchased directly through the incumbent vendor. This will help to expedite the normally long sales cycle and to eliminate the costly and time-consuming proposal process.

         Strategic Acquisitions and Alliances
         Depending on the availability of funds, DDSI intends to continue developing software interfaces to make its products compatible with new and expanded versions of systems offered by strategic alliances and other vendors of criminal justice software. DDSI believes that expanding the number of law enforcement systems with which the Compu-Capture(R) and Compu-Color(R) systems are compatible will assist DDSI in maintaining its competitiveness.

Sales by Geographic Area

         During the fiscal years ended December 31, 2000, 1999, and 1998, 93%, 95% and 99% respectively of DDSI's revenues have been from domestic customers. The sales for 2000, 1999 and 1998 were $205,953, $150,209 and $6,104 respectively, or an aggregate for these years of approximately $362,266.

Competition

         DDSI has multiple solutions being sold to the Criminal Justice market with its competitive position varying by product.

         DDSI's Compu-Capture(R) system (video imaging mug shot solution), currently has two national competitors, Printrak Inc., Anaheim, CA (recently purchased by Motorola which has approximately 200 video mug shot installations, and ImageWare Systems of San Diego, California, which has approximately 65 installations.

         The Compu-Scan 3000 Livescan device is not yet available to the industry and consequently is behind its two main competitors, Digital Biometrics, Inc (recently merged with Visionics), and Identix Incorporated market inkless computerized fingerprint capture systems on a national basis and each have received FBI certification. Both companies are publicly held corporations and have been marketing their fingerprint systems for several years. DDSI intends to market its Compu-Scan 3000 inkless fingerprint system in conjunction with its Compu-Capture(R) system as well as in a network or a stand-alone mode.

         The Compu-Sketch is a computerized, non-artistic, professional composite system. Though there is significant competition is this field, DDSI believes that the Compu-Sketch provides an easier system to use plus offers a larger database than its competitors.

         DDSI's Compu-Scene product is not individually marketed. DDSI carries it in order to provide to its customers a more complete package of products.

         The SI-3000 Systems Integration solution has no direct competitors. The SI-3000 is marketed to large multi-jurisdiction counties.

         The FMS solution resembles other fingerprint capture, store, retrieve and compare software, but is different in both the size of the database it can store and search, and in the scalability of hardware requirements. DDSI plans to sell the FMS as a stand-alone matching solution as well as to integrators, and intends to package it with its Compu-Scan system.

              Motorola's (NYSE:MOT) entrance into the Criminal Justice field by the purchase of Printrak Inc., offers a suite of solutions from data transmission to MDT (patrol cars) through bookings, fingerprint capture, mug shots and related systems. Printrak's products are centered around records management, jail management and AFIS solutions. AFIS is a large computerized installation used generally at the state level, that compares fingerprints that are entered into the system from different jurisdictions and identifies those prints within hours versus days and weeks when done by hand. Printrak's main product by dollar volume is AFIS. DDSI believes that Motorola would most likely specialize in large installations, where as DDSI's target is the small and medium size markets. Thus, we believe Motorola's entrance into the industry should have a minimal negative affect on our Company and management believes Motorola's entrance into the field will help advance product knowledge to the digitized imaging market.

          DDSI believes its inkless non-contact technology is a superior technology compared to the older generation inkless contact method. Our approach does away with the expensive cost of replacing the glass platen as a result of wear and tear, and the smearing of oily residue from fingers placed on the platen and other contact related problems. In addition, DDSI's device provides for officer safety by limiting physical contact (the positioning of suspects fingers by holding his hand in place) with the suspect in the fingerprint capture sequence. DDSI's inkless non-contact device is substantially smaller than the inkless contact device (the size of two VCR's for the non-contact devices compared to the size of a standard refrigerator for the contact device). The Compu-Scan 3000 also has no moving parts and therefore does not need frequent recalibration as do the inkless contact devices. The price of the Company's device will range between $25,000 and $45,000 depending on final configuration.

Suppliers

         DDSI has sold most of its systems for use on IBM or other manufacturers' personal computers. However, DDSI's programs are compatible with the IBM AS400 or IBM clones and also products of other computer manufacturers. The peripheral equipment used in connection with DDSI's system, such as video equipment, can be provided by a wide range of manufacturers. As a result DDSI is not dependent on any particular supplier or raw material.

Government Regulation or Government Approval

         Most law enforcement agencies purchasing new or upgraded or expanded systems require that the system meet the requirements of NCIC2000, ANSI-NIST standards and standards issued by the National Crime Information Commission and by the FBI. All DDSI products and solutions where required to meet these requirements.

         The FBI has developed an extensive certifying process that an inkless fingerprint system must pass before the FBI will accept cards produced by that system. ISC/US, has agreed to grant DDSI the right to distribute an inkless fingerprint system that has not been certified by the FBI. While there is no assurance that the Compu-Scan inkless fingerprint system will successfully complete the FBI certification process, the system produces fingerprint cards similar in quality and type to other fingerprint systems that have been approved by the FBI. DDSI believes that its Compu-Scan 3000 inkless fingerprint system will meet the requirements of the FBI certification process and has recently completed the submission process.

         ISC/US is a Delaware Corporation located in Ft. Lauderdale, Florida, and is not related to any government agency. ISC/US also has development offices in Hamburg, Germany.

Product Liability Insurance

         Although the Company believes its products are safe, it may be subject to product liability claims from persons injured through the use of the Company's marketed products or services. The Company carries no direct product liability insurance, relying instead on the coverage maintained by its distributors and manufacturing sources from which it obtains product. There is no assurance that this insurance will adequately cover any liability claims brought against the Company. There also can be no assurance that the Company will be able to obtain its own liability insurance (should it seek to do so) on economically feasible terms. The Company's failure to maintain its own liability insurance could materially adversely affect its ability to sell its products in the future. Although no product liability claims have been brought against the Company to date, if there were any such claims brought against the Company, the cost of defending against such claims and any damages paid by the Company in connection with such claims could have a materially adverse impact upon the company, including its financial position, results of operations and cashflows.

Research and Development

         DDSI is currently engaged in a development contract with ISC/US, an engineering firm with a specialized background in fingerprint technology, to develop a computerized non-contact inkless fingerprint capture device called the Compu-Scan 3000. Under this agreement, DDSI paid ISC/US $635,000 in funds (non reimbursable) to develop the Compu-Scan 3000 with DDSI receiving worldwide marketing and production rights to this product. This engagement will be in effect until FBI certification is received on Compu-Scan 3000. The agreement provides that there is no royalty payment involved. FBI certification will be necessary to sell the Compu-Scan device to the United States state, local and federal jurisdictions; however, FBI certification is not required to sell the device for commercial uses. FBI certification is a multi-step process. The Company has successfully completed the application process, however there can be no assurance that the FBI will certify this technology and device.

         While there are current products that deploy inkless technology, none have the capabilities or the footprint (approximately one-tenth the size of current competitive products) that the DDSI LiveScan will have upon introduction.

Patents, Trademarks and Licenses

         DDSI has one patent application, number 09/08/800, for a "Device and Method for Scanning and Mapping a Surface", which was filed in October 1998. The primary use of the device is a contactless fingerprinting system.

         DDSI owns the proprietary rights to the software used in the Compu-Capture(R) and Compu-Color(R) programs. In addition, DDSI owns the rights to the trademarks "Compu-Capture(R)", "Compu-Color(R)" and "Compu-Scan(R)" both trademarks have been registered with the United States Patent and Trademark Office.

         The following names are trademarked by DDSI and are nationally recognized by our marketplace and associated with DDSI: Compu-Capture 2000, Compu-Scan, Compu-Scene, Compu-Color, Compu-Sketch, SI3000, Compu-Capture 2000 FE and Compu-Capture Activex32.

Other Events

         During January 2001 through March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the specified conversion prices. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. The debentures are collateralized by substantially all of the Company's assets.

         During March 2001, the Company granted 1,100,000 shares of restricted common stock for services performed. Such shares were valued at the fair market value on the date the shares were granted.

         On February 26, 2001, the Company announced the approval for the Company's Common Stock to return to the OTC Bulletin Board.

         On February 22, 2001, the Company announced the completion of its Systems Integration System (SI-3000) installation at the Hamilton, Ohio Police Department and also announced they were awarded a contract for their Systems Integration system (SI-3000) by the Tulare County, CA Sheriff and Probation Department. This is DDSI's 92nd installation in California.

         On February 15, 2001, the Company announced the completion of its submission to the FBI of its patent pending Compu-Scan 3000 Live Scan device for FBI certification.

         On January 11, 2001, the Company announced they were awarded new contracts by Linn County, Iowa Sheriff's Department, Opelika, Alabama and Lubbock, Texas Police Department, for their Systems Integration System (SI-3000).

         On December 19, 2000, the Company announced that the Company had been awarded four new contracts, two in the Greater Boston Area (Arlington and Watertown Police Departments) and two in New Jersey (Plainfield and Kearney Police Departments). All four departments will be utilizing the Compu-Capture(R) application for their booking/Mugshot needs. Upon completion they will have the 5th generation of DDSI's software, Compu-Capture/ActiveX32 System.

      Employees

         The Company employs a total of 20 full time employees and 1 part time employee.

ITEM 2.  Description of Property

         The Company operates from a single location. During May 2000, the Company entered into a new five-year operating lease for its office facility. The office facility is located at 446 Lincoln Highway, Fairless Hills, PA. 19030, and contains approximately 5,900 square feet of office space. Future minimum lease commitments in connection with this lease are approximately $120,200 in 2001, $115,400 in 2002, $118,300 in 2003, $111,600 in 2004 and
$54,700 in 2005.

ITEM 3.  Legal Proceedings

         Our Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against DDSI has been threatened.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         There have been no submission of matters to a vote of Securities holders during fiscal year 2000.

                                     PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters

         The Company's Common Stock has been quoted on the OTC:BB since July 7, 1997 under the symbol "DDSI". On November 4, 1999, the trading of DDSI's shares went from the OTC: BB to the pink sheets; however, the Company returned to trading on the OTC Bulletin Board effective February 23, 2001. The source of the quotes is AOL Ticker. The following table set forth, the high and low bid prices for the Common Stock for the quarters indicated. As of December 31, 2000 there were 2,192 shareholders of record.

                                                     Common Stock
                                                       Bid Price
                                          -------------------------------
Calendar Year 1999                         Low                      High
- ------------------                        -----                     -----

First Quarter                             $0.50                     $1.25
Second Quarter                            $0.39                     $0.93
Third Quarter                             $0.26                     $0.42
Fourth Quarter                            $0.12                     $0.30

Calendar Year 2000                        Low                       High
- ------------------                        -----                     -----

First Quarter                             $0.21                     $0.48
Second Quarter                            $0.25                     $0.39
Third Quarter                             $0.21                     $0.35
Fourth Quarter                            $0.06                     $0.22

         As of December 31, 2000, there were 20,011,612 shares of Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

         A total of 10,915,484 shares of common stock, par value $.001 (the "Shares"), were issued by the Company from June 1999 through May 2000, for cash or services rendered to the Company, absent registration under the Securities Act. These shares were offered pursuant to the exemption provided by Regulation A where such offering price was valued at $.30 per share.

         From September through December 2000, the Company issued 1,205,000 restricted shares of its common stock for services performed. These shares were valued at market price and represented fair value for services rendered. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

         During January 2001 through March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. The debentures are collateralized by substantially all of the Company's assets.

         During March 2001, the Company granted 1,100,000 shares of restricted common stock for services performed. Such shares were valued at the fair market value on the date the shares were granted.

ITEM 6.  Management's Discussion and Analysis or Plan of Operations

Except for historical matters contained herein, the matters discussed in this Form 10-KSB are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions, especially as regarding installation schedules and product mix, and involves risks and uncertainties which may affect Digital Descriptor Systems, Inc.'s business and prospects and cause actual results to differ materially from these forward-looking statements, including sufficient funds to finance working capital and other financing requirements of Digital Descriptor Systems, Inc., market acceptance of the Company's products and competition in the computer industry.

      Plan of Operations

         The short-term objective of the Company is to continue to expand the sale and acceptance of its core business solutions by adding more sales personnel and demonstrating at more trade exhibits. The Company also is pursuing the FBI certification and roll out of the Compu-Scan 3000 fingerprint capturing device in order to capitalize on its unique patent pending technology. The Company feels it has successfully passed the FBI requirement for certification; however, there are no assurances by DDSI that the FBI will certify this technology and device. Such certification is not required to sell this device for commercial (non-government) applications.

         The Company's long-term objectives are to obtain enough products to sell into its basic business market--Criminal Justice -- so that sales will expand adequately to allow for profits. Three such new products are the Compu-Scan 3000, FMS (Fingerprint Matching System), and Compu-Capture lite.

         The FMS (Fingerprint Matching System) is a product that we licensed from Harris Corporation (NYSE: "HAR"), Melbourne, FL to sell its product to the criminal justice field. The Company anticipates additional development costs of approximately $100,000 in 2001, which is required to prepare this product for market. The FMS will need to be integrated as part of the Company's software offerings and will also be introduced to large-project integrators. On February 15, 2000, the Company introduced the FMS to the criminal justice industry. The Company also plans to develop a sales channel into the Federal government.

         The Company believes that it will reach profitability during the first half of year 2002. The Company estimates that it will need to raise $2,000,000 in the next 12 months to cover its operating costs until it can reach positive cash flow and profitability. The Company may need to raise funds through the sale of its common stock or issuance of convertible notes, if funds provided by operations fall short. This estimate considers current operating and marketing dollars plus the remaining costs required to complete for market both the Compu-Scan and FMS solutions. There is no guarantee that DDSI will be able to raise the required funds through the sale of its Common Stock or issuance of convertible notes.

         One key to the Company reaching profitability is the approval of the Compu-Scan product. Though the Company cannot guarantee a date when the Compu-Scan will receive certification, we are hopeful that the approval will be given sometime within the next six months. We estimate that the Compu-Scan would add one million dollars in revenues in the first twelve months on the market growing to three million dollars in revenues during the second twelve months.

         In conjunction with bringing the Compu-Scan 3000 online, the Company is doing the following in its effort to reach profitability:

         a.    Cut costs in areas that add the least value to DDSI.
         b. Derive funds through investigating business alliances with other companies who may wish to license the Compu-Scan device.
         c. Increase revenues through the introduction of a scaled down version of our Compu-Capture product. The Compu-Capture lite is a low cost product and will open up a greater portion of the criminal justice market place for potential sales.

Results of Operations

Year Ended December 31, 2000 Year Ended December 31, 1999

         Revenues for the year ended December 31, 2000 $3,026,458 increased by 6% from 1999. The Company attributes this to the fact that the SI-3000 product line had an increase in sales and the upgrade to Compu-Capture was completed. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The increase in the Company's software fees during the period is attributed to the continued increase in the sales of the SI-3000 product. Maintenance revenues increased $44,315 or 8% from the prior period primarily due to an increase in the Company's customer's entering into such arrangements. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. Fewer customers ordered such items in the year ended December 31, 2000 versus 1999, which accounted for the decrease of $97,878 or 61%. The Company's gross profit decreased 24% during the year ending December 31, 2000 versus December 31, 1999, due to an increase in sales of the SI-3000 product line which has lower margins. Overall the gross profit percentage per sale decreased 19%.

          Costs and expenses increased $376,455 or 12% during the year ended December 31, 2000 versus the year ended December 31, 1999. This increase is due to an increase in general and administrative expenses in the amount of $249,490. Additionally, research and development costs increased in the amount of $106,751 due principally to the continued upgrading of the Company's core software packages to 32 bit code. Costs of revenues during this period increased as a result of the corresponding increase in revenues as described above.

         The net loss for the Company increased 68% for the year ending December 31, 2000 to $2,030,052 from $1,205,517 for the year ending December 31, 1999.
This was principally due to a lower percentage increase of revenues than the percentage increase of costs and expenses during the year.

         Net cash used in operating activities for the years ended December 31, 2000 and 1999 was $1,334,167 and $866,542, respectively. The change in cash from operating activities of $467,625 was principally due to the increase in the net loss for 2000.

         Net cash provided by (used in) investing activities was $57,348 and ($699,570) for the years ended December 31, 2000 and 1999 respectively, reflecting a change of $756,918. This change was a result of decreased software development costs of $413,604 in 2000, the purchase of furniture and equipment of $30,325 and proceeds from the sale of restricted cash of $99,548.

         Net cash provided by financing activities was $1,302,473 and $1,664,716 for the years ended December 31, 2000 and 1999, respectively, reflecting a change of $362,243. This decrease was principally due to less proceeds received from the issuance of the Company's common stock in the 2000 year.

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

            Revenues for the year ended December 31, 1999 were $2,847,183 versus $2,659,701 for the year ended December 31,1998, an increase of $187,482 or 7%. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The increase in the Company's software and hardware revenues fees year over year is attributed to the continued increase in the sales of the SI-3000 product line and an increase in revenues relating to an upgrade of Compu-Capture. Maintenance revenues increased $49,625 or 10% from the prior year primarily from an increase in the Company's customer's entering into such arrangements. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. Fewer customers ordered such items in the year ended December 31, 1999 versus the year ended December 31, 1998, which accounted for the decrease of $204,326 or 56%. Gross profit as a percentage of revenues modestly decreased from 66% to 65% from fiscal year 1998 to fiscal year 1999.

         Costs and expenses increased $61,068 or 2% during the year ended December 31, 1999 versus the year ended December 31, 1998. This increase was principally due to a modest increase in general and administrative costs of $150,973, principally due to an increase in professional fees. This increase was offset by a decrease in research and development costs of $187,386 or 30%. During 1999, the Company capitalized $413,604 of software development costs relating to Compu-Scan, as technological feasibility was reached, thus accounting for the decrease in research and development costs from 1998 to 1999. Sales and marketing costs increased by $92,412 or 10% from 1998 to 1999 principally due to the hiring of additional sales personnel. Depreciation and amortization decreased by $59,082 or 43% from 1998 to 1999. This decrease is principally due to the amortization of intangible assets in the amount of $50,000 during 1998, which was not recurring in 1999.

Liquidity and Capital Resources

         The Company's revenues have been insufficient to cover the cost of revenues and operating expenses. Therefore, the Company has been dependent on private placements of its common stock and issuance of convertible notes in order to sustain operations. In addition, there can be no assurances that the proceeds from private or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs, or that a sufficient amount of the Company's common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of the Company.

December 31, 2000

         At December 31, 2000, the Company had assets of $1,783,044 compared to $2,049,383 on December 31, 1999 a decrease of $266,339 and stockholders' equity of $22,112 on December 31, 2000 compared to a stockholders' equity of $445,498 on December 31, 1999, a decrease of $423,386. This decrease in stockholders' equity for the year ended December 31, 2000 resulted from the issuance of the Company's common stock totaling $1,164,006 offset by the net loss for the year ended December 31, 2000 of $2,030,052.

     As of December 31, 2000, the Company had a negative working capital of $731,891, a change of $335,391 from a negative working capital of $396,500 at December 31, 1999, which was primarily a result of a decrease in cash and restricted cash of $73,894 and an increase in accounts payable and accrued expenses of $384,421 and an increase in convertible debentures of $200,000.

ITEM 7.  Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Company's current officers and directors consist of the following persons:


Name                       Age      Position with Company
- ----                       ---      ---------------------
Garrett U. Cohn            62       President, Chief Executive Officer, Treasurer and Director
Michael Ott*               48       Vice President and Director
Myrna L. Cohn Ph.d.        61       Director
Michael Pellegrino         51       Chief Financial Officer, Secretary and Director
Randolph W. Hall           41       Vice President

  *Mr. Ott resigned as a member of the Board of Directors effective February 26, 2001. He also resigned as an Officer effective March 30, 2001.

         Garrett U. Cohn has been President, Chief Executive Officer, Treasurer and a Director of the Company since July, 1994. Garrett Cohn graduated from the University of Iowa, Iowa City, Iowa in 1961. His degrees were in Philosophy with a minor in Business. He went into in the merchandise promotion business and designed many national programs for Playboy, Shell Oil Company, Standard Oil Company, American Express, Polaroid Corporation, Fingerhut Manufacturing and many other clients. He was awarded national recognition by developing the largest selling single piece of promotional luggage during the years 1983 to 1986 and was featured in Money Magazine. Following his successful direct merchandising activities, he became President of Rockford Tool Company, Hillside, Illinois which he rescued from bankruptcy and later sold to an investment group. He then returned to his family's business and developed the computer imaging ability into a national video imaging division of ASI Computers called Compu-Color Inc. In 1995, a public Company named Digital Descriptors Systems Inc. was formed.

         Michael Ott was a Vice President of Sales for the Company since July, 1994 and a Director of the Company since August, 1994. Mr. Ott was previously employed by Compu-Color, Inc. as sales manager since its incorporation in 1989. Prior to that time he was sales manager for the Compu-Color division of ASI Computer Systems, Inc. since 1986.

         Myrna L. Cohn, Ph.d. has been President of Cohn Management Systems, Inc. since 1986. Cohn Management Systems, Inc. is a consulting Company wholly owned by Dr. Cohn that specializes in the management of organizational transition and change in mid-sized corporations. Dr. Cohn is the sole employee and in 1997 performed consulting services on behalf of the Company. Prior to organizing Cohn Management Systems, Inc., Dr. Cohn was a management consultant for various companies and was a professor a Loyola University, Chicago, IL.. Dr. Cohn has been a Director of the Company since August, 1994.

         Michael Pellegrino joined the Company in 1995. He is the Vice President, Chief Financial Officer, Secretary and a Director of the Company. For eleven years prior, Mr. Pellegrino was vice president and CFO of Software Shop Systems, Inc. and for six years earlier as Director of Financial Systems for ADP. Mr. Pellegrino has a Bachelors degree in accounting from MSU and a Masters in Finance from Rutgers University, after which he worked at Touche Ross for 3 years.

         Randolph W. Hall joined the Company as the Vice President of Operations in 1996. Prior to joining the Company, Mr. Hall successfully launched and subsequently sold his ownership share of a Company that marketed a records management system for law enforcement agencies called Protocal. Mr. Hall has a degree in Computer Science plus five years of programming experience as well as being the Regional and Training Manager for a software provider servicing a 10 state region.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. Executive Compensation

         The following table summarizes the compensation earned and paid by the Company to each Officer and to all Executive Officers as a group for services rendered in all capacities during the year ended December 31, 2000:

                           Summary Compensation Table

                                                                                        Long Term Compensation

                       Annual Compensation                                   Awards              Payouts________________
 (a)              (b)         (c)           (d)          (e)           (f)              (g)           (h)            (I)
Name                                                     Other                       Securities                      All
and                                                      Annual        Restricted    Underlying                      Other
Principal                                                Compen        Stock         Options/         LTIP           Compen
Position          Year       Salary         Bonus        sation($)     Award($)      Sar (#)          Payouts($)     sation ($)
- ---------------------------------------------------------------------------------------------------------------------------------
Garrett Cohn
President/CEO     2000      $160,000          0             $0             0             0                 0             0
Secretary         2000         0              0              0             0             0                 0             0

Michael Ott,
V.P/ Director     2000       110,000          0              0             0             0                 0             0

Michael J.        2000       110,000          0              0             0             0                 0             0
Pellegrino
V.P./Director

Randy Hall        2000        75,000          0              0             0             0                 0             0
V.P.

Total:                      $455,000         $0             $0            $0             0                $0            $0

All Executive Officers
As a Group                  $455,000         $0             $0            $0             0                $0            $0


Options/Sar Grants in Last Fiscal Year

                                   Number of               % of Total
                                   Securities             Options/SARS
                                   Underlying              Granted to
                                   Options/SARS           Employees in      Exercise or Base
Name                                 Granted              Fiscal Year          Price ($/Sh)     Expiration Date
- -----------------------------------------------------------------------------------------------------------------
Garrett U. Cohn, CEO                350,000                  41.52%                $0.10             12/15/10
Michael J. Pellegrino, CFO          150,000                  17.79%                 0.10             12/15/10
Randy Hall, VP Operations           150,000                  17.79%                 0.10             12/15/10


Aggregated Option/Sar Exercises

         None exercised

Employment Agreements

Garrett U. Cohn, President, Chief Executive Officer and Director. In July, 1994 the Company entered into a 5 year employment agreement with Mr. Cohn which entitled him to a base salary of $150,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $150,000 per year) or grant a bonus. Though past the five-year period, the present employment agreement is to remain in affect until a new employment agreement is drafted. In the interim, Mr. Cohn was granted an increase in his annual base salary of $10,000, making his new base salary $160,000. The Company shall also furnish Mr. Cohn with an automobile and automobile expenses. In addition, Mr. Cohn has received non accountable expense allowances of $11,000, $49,713 and $81,450 in 2000, 1999 and 1998 respectively.

         Michael J. Pellegrino, Vice President, Chief Financial Officer and Director. In July, 1998, the Company entered into a two year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $110,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $110,000 per year). Though past the two-year period, this employment agreement is to remain in affect until a new employment agreement is drafted. Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 0% to 100% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of the Company. The Company shall grant to Mr. Pellegrino, within ninety days of the date of the Agreement, options to purchase such number of common shares of the Company equal to 1% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). The Company may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase such number of common shares of the Company equal to 0.25% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options).

         Michael Ott, Vice President of Sales and Director. In July, 1998, the Company entered into a two year employment agreement with Mr. Ott, which entitled him to a base salary of $110,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $110,000 per year). Though past the two-year period, this employment agreement is to remain in affect until a new employment agreement is drafted. Mr. Ott is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Ott will be eligible to receive bonuses, based on performance, in any amount from 0% to 100% of the Base Salary. In addition, Mr. Ott shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Ott will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of the Company. The Company shall grant to Mr. Ott, within ninety days of the date of the Agreement, options to purchase such number of common shares of the Company equal to 1% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). The Company may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase such number of common shares of the Company equal to 0.25% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options).

         *Mr. Ott resigned from the Company effective March 30, 2001

         The Company has instituted a search for a replacement for Mike Ott.

         Randolph Hall, Vice President of Operations. In July, 1998, the Company entered into a two year employment agreement with Mr. Hall, which entitled him to a base salary of $75,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $75,000 per year). Though past the two-year period, this employment agreement is to remain in affect until a new employment agreement is drafted. Mr. Hall is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Hall will be eligible to receive bonuses, based on performance, in any amount from 0% to 100% of the Base Salary. In addition, Mr. Hall shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Hall will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of the Company. The Company shall grant to Mr. Hall, within ninety days of the date of the Agreement, options to purchase such number of common shares of the Company equal to 1% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). The Company may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase such number of common shares of the Company equal to 0.25% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options).

                    Employee and Director Stock Option Plans

The Company adopted the 1994 Stock Option Plan, (restated in 1997) ( the "Plan") in order to attract and retain qualified personnel. In October 1998, the Board of Directors voted to amend the plan but has not formally established the amended plan to date and will not do so this fiscal year. However, under the proposed 1998 Plan, the Compensation Committee of the Board of Directors in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees. The terms and conditions upon which the options may be exercised will be set out in the Plan. The Plan is intended to provide a method whereby employees of the Company and others who are making and are expected to make substantial contributions to the successful management and growth of the Company are offered an opportunity to acquire Common Stock as an incentive to remain with the Company and advance its interests. Therefore, to date, no options have been granted under the 1998 plan and none will be until the plan is formalized some time during the next fiscal year. On August 31, 1999, the Company granted bonuses to various officers and employees in the form of 902,500 options for shares of the Company's Common Stock, fully vested, with an exercise price of $0.37 per share. On December 15, 2000, the Company granted bonuses to various officers and employees in the form of 843,000 options for shares of the Company's Coommon Stock, fully vested, with an exercise price of $0.10 per share, the then fair market value of the underlying shares.

Compensation of Directors

The Directors who are employees of the Company receive no compensation for their services as Directors, either on an annual basis or for each meeting. Directors are not reimbursed for any expenses they may incur in attending meetings of the Board of Directors. Directors who are not an employee of the Company, receive $1,000 for each Board of Directors meeting attended.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth current information relating to the beneficial ownership of the Common Stock of the Company by (i) each person owning beneficially more than 5 percent of the outstanding shares of Common Stock, (ii) each Director of the Company and (iii) all Executive Officers and directors of the Company as a group: Percentage of beneficial ownership is based upon 20,011,612 shares of common stock outstanding at December 31, 2000.

                                                   Beneficial Ownership
Name and Address                                   of Common Stock
Of Beneficial Owner         No. of Shares (3)      Prior to This Offering
- -------------------         -----------------      ----------------------

Garrett U. Cohn
249 Willow Parkway
Buffalo Grove, IL 60089       1,862,000 (1)                 9.3%

Michael Pellegrino
33 Maple Lane
Brielle, NJ 08730               335,000                     1.7%

Michael Ott*
26415 212th Avenue
Delhi, IA 52223                 215,000                     1.0%

Randolph Hall
505 Northridge Rd.
Collegeville, PA 19426          313,000                     1.6%

Myrna Cohn Ph.d.
249 Willow Parkway
Buffalo Grove, IL  60089         15,000                      .7%

Norman Cohn
200 Pine Tree Road
Radnor, PA 19087                940,000                     4.7%

All Officers & Directors
As a Group                          (2)                    13.2%

 *  Was a Director at December 31, 2000.

(1) Garrett U. Cohn owns 142,000 shares of stock. In addition, Mr. Cohn has the right to vote 940,000 shares of stock held of record by Norman Cohn pursuant to a Voting Trust Agreement described below, and, as a result of such voting rights, such shares are included in the shares shown as beneficially owned by Garrett U. Cohn.

(2) Of the total Officers and Director's shares, 53,000 shares are options which are 10 year options with a three-year vesting period, vesting 1/3 each year with a strike price of thirty-three cents ($0.33). Also included is a ten-year option for 15,000 shares that vest over four years at a strike price of three dollars and eighty-one cents ($3.81). Additionally, there are 110,000 options which are 10 year options that vest over 4 years a strike price of $3.30. The remaining 1,480,000 options are 10 year options that are fully vested at varying strike prices.

(3) Includes all options which are exercisable within the next sixty (60) days.

         Under the terms of the Voting Trust Agreement dated April 19, 1995, between Norman Cohn and Garrett U. Cohn, as Trustee, Norman Cohn has transferred to the trust 940,000 shares of Common Stock of the Company, representing all of the shares of Common Stock owned by him. Under the terms of the Voting Trust Agreement, Garrett U. Cohn, as the Trustee, has the right to vote the stock in the Voting Trust, except as to certain actions, including, but not limited to, any amendment to the certification of incorporation of the Company, merger or sale of substantially all of the assets of the Company or any action which will cause a dilution in the outstanding shares of Common Stock. The term of the Voting Trust is 10 years and shall terminate in April, 2005.

         There are no arrangements known to the Company that at a later date may result in a change in control of the Company.

ITEM 12. Certain Relationships and Related Transaction

         During April 1996, the Company loaned Mr. Cohn $125,000. Interest is accrued on this amount at one point over prime and was payable together with the principal on August 13, 1999. Accrued interest on this loan was $40,525 at December 31, 2000. Subsequently, the Company's Board of Directors agreed to extend the maturity date of this note indefinitely. The note continues to accrue interest.

         The Company's Audit Committee currently consists of Myrna Cohn, who is not an outside director. The Company is actively pursuing the appointment of new outside directors who will function as members of the Audit Committee.

         The Company's Audit Committee will review any future transactions with affiliates and make its recommendation to the Board of Directors to ensure such transactions are at arms length.

         The Company's Board will follow the advice of the Audit Committee on transactions that could have the potential appearance of not being at arms length transaction.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number            Description
- -------           -----------
2.1  *           Certificate of Incorporation of the Company.  Incorporated June 13, 1994.
2.2  *           Restated Articles of Incorporation of the Issuer, May 21, 1997.
2.3  *           Amended Articles of Incorporation.
2.4  *           By-Laws of the Company.
5.1  *           Form of Voting Trust Agreement between Norman Cohn and Garrett U. Cohn.
6.18 *           Security Agreement and Note dated as of August 14, 1996 in the principal
                    Amount of $125,000 made by Garrett U. Cohn in favor of the Company.
6.2  *           Resolution to Security Agreement between Norman Cohn and Garrett U. Cohn.
6.3  *           Employee 1997 Stock Option Plan adopted by the Board of Directors February 24, 1998 and subject to stockholder ratification.
6.5  *           Warrant Agreement dated April 19, 1995 between the Company and Jay Teitlebaum.
6.6  *           Warrant Agreement dated June 16, 1995 between the Company and Norman Cohn.
                    Incorporated by reference: Form 10-KSB, period December 31, 1996, File No. 0-26604,
                    Exhibit 4.4.
6.7  *           Lease for the Premises dated May 16, 2000.
6.8  *           Cohn Employment and Non-competition Agreement of Garrett U. Cohn dated July 7, 1994. Incorporated by reference: Form 10-KSB, period December 31, 1996,
                 File No. 0-26604, Exhibit 10.1.
6.9  *           Employment Agreement for Michael Pellegrino.
6.9.1*           Employment Agreement for Robert Ott.
6.9.2*           Employment Agreement for Randolph Hall.
10.1 **          Software License and Royalty Agreement between Company and Harris Corporation
10.2 **          Agreement for Development of Finger/Slap Scanner Product between the Company and
                    ISC/U.S., Inc.
16.0 *           Letter re change in certifying accountant.

* Previously filed on Form 10-SB September 20, 2000, File No. 0-26604 ** Previously filed on Form 10-SB/A November 17, 2000, File No. 0-26604

(b) Reports on Form 8-K:

    Not applicable

         Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Digital Descriptor Systems, Inc.

                               By:     /s/  Garrett U. Cohn
                                       ---------------------------------------
                                       Garrett U. Cohn Chief Executive Officer

                               Dated:  April 2, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                               Date
- ------------------                      ------------------                  ------------
By:  /s/Garrett U. Cohn                 Chief Executive Officer,            April 2, 2001
     ------------------------           Director - Chairman
     Garrett U. Cohn

By:  /s/ Michael Pellegrino             Chief Financial Officer,            April 2, 2001
     ------------------------           Secretary and Director
     Michael Pellegrino

By:  /s/ Myrna L. Cohn  Ph.d            Director                            April 2, 2001
     -----------------------
     Myrna L. Cohn  Ph.d


                         Index to Financial Statements





                                    Contents


Report of Independent Auditors...............................................F-1

Audited Financial Statements

Balance Sheets...............................................................F-2
Statements of Operations.....................................................F-3
Statements of Shareholders' Equity...........................................F-4
Statements of Cash Flows.....................................................F-5
Notes to Financial Statements................................................F-6

                         Report of Independent Auditors


The Board of Directors and Shareholders
Digital Descriptor Systems, Inc.

We have audited the accompanying balance sheets of Digital Descriptor Systems, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Digital Descriptor Systems, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has never been profitable and continues to incur losses from operations and anticipates that it will require additional debt and/or equity financing in 2001, which may not be readily available. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                     /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 23, 2001

                        Digital Descriptor Systems, Inc.

                                 Balance Sheets



                                                                                      December 31
                                                                                 2000            1999
                                                                         -------------------------------
Assets
Current assets:
   Cash                                                                  $      202,877   $      177,223
   Restricted cash                                                               10,452          110,000
   Investment                                                                     1,000            1,000
   Accounts receivable, less allowance for uncollectible accounts
     of $114,000 and $213,000 in 2000 and 1999, respectively                    526,292          856,595
   Inventory                                                                     22,596           48,693
   Prepaid expenses                                                               8,698           13,874
   Debt discount and deferred financing costs                                   228,500                -
                                                                         -------------------------------
Total current assets                                                          1,000,415        1,207,385

   Note receivable - officer                                                    165,525          153,650
   Software development costs, at cost                                          413,604          413,604
   Furniture and equipment, at cost, net                                        172,046          267,685
   Deposits and other assets                                                     31,454            7,059
                                                                         -------------------------------
Total assets                                                             $    1,783,044   $    2,049,383
                                                                         ===============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                      $      481,163   $      121,137
   Accrued expenses                                                             189,209          164,814
   Deferred income                                                              854,787        1,317,934
   Current portion of equipment loan                                              7,147                -
   Convertible debentures                                                       200,000                -
                                                                         -------------------------------
Total current liabilities                                                     1,732,306        1,603,885

Equipment loan                                                                   28,626                -
                                                                         -------------------------------
Total liabilities                                                             1,760,932        1,603,885

Shareholders' equity:
   Preferred stock, $.01 par value: authorized shares - 1,000,000;
     issued and outstanding shares - none
   Common stock, $.001 par value: authorized shares - 50,000,000;
     issued and outstanding shares - 20,011,612 and 14,380,127 at
     December 31, 2000 and 1999, respectively                                    20,011           14,380
   Additional paid-in capital                                                14,544,579       12,957,544
   Unearned compensation                                                              -          (14,000)
   Accumulated deficit                                                      (14,542,478)     (12,512,426)
                                                                         -------------------------------
Total shareholders' equity                                                       22,112          445,498
                                                                         -------------------------------
Total liabilities and shareholders' equity                               $    1,783,044   $    2,049,383
                                                                         ===============================


See accompanying notes.

                        Digital Descriptor Systems, Inc.

                            Statements of Operations





                                                                             Year ended December 31
                                                                             2000              1999
                                                                         -------------------------------
Revenues:
   Software                                                              $    2,060,499   $    1,189,439
   Hardware                                                                     229,525          722,040
   Maintenance                                                                  583,349          539,034
   Consulting                                                                    91,249          236,956
   Other                                                                         61,836          159,714
                                                                         -------------------------------
                                                                              3,026,458        2,847,183

Costs and expenses:
   Cost of revenues                                                           1,615,286          987,931
   General and administrative                                                 1,843,336        1,593,846
   Sales and marketing                                                          917,381          984,691
   Research and development                                                     536,350          429,599
   Depreciation                                                                 162,330           75,553
   Other (income) expense, net                                                  (18,173)         (18,920)
                                                                         -------------------------------
                                                                              5,056,510        4,052,700
                                                                         -------------------------------
Net loss                                                                 $   (2,030,052)  $   (1,205,517)
                                                                         ===============================

Net loss per common share (basic and diluted)                            $         (.11)  $        (.11)
                                                                         ===============================

Weighted average number of common shares outstanding (basic and
   diluted)                                                                  18,557,547       10,934,900
                                                                         ===============================



See accompanying notes.

                        Digital Descriptor Systems, Inc.

                       Statements of Shareholders' Equity

                     Years ended December 31, 2000 and 1999

                                                                                  Additional
                                                       Common                     Paid-in       Unearned    Accumulated
                                                       Shares       Amount        Capital     Compensation    Deficit       Total
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1998                         7,891,128    $  7,891     $11,299,317   $ (38,000)  $(11,306,909)  $   (37,701)
   Issuance of common shares in connection with a
     Reg. A Offering, net of offering costs          6,488,999       6,489       1,658,227           -              -     1,664,716
   Amortization of unearned compensation                     -           -               -      24,000              -        24,000
   Net loss                                                  -           -               -           -     (1,205,517)   (1,205,517)
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1999                        14,380,127      14,380      12,957,544     (14,000)   (12,512,426)      445,498
   Issuance of common shares in connection with a
     Reg. A Offering, net of offering costs          4,426,485       4,426       1,159,640           -              -     1,164,066
   Issuance of common stock for services             1,205,000       1,205         259,895           -              -       261,100
   Debt discount relating to the beneficial
     conversion feature on convertible debentures
     and issuance of warrants                                -           -         167,500           -              -       167,500
   Amortization of unearned compensation                     -           -               -      14,000              -        14,000
   Net loss                                                  -           -               -           -     (2,030,052)   (2,030,052)
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 2000                        20,011,612    $ 20,011     $14,544,579   $       -   $(14,542,478)  $    22,112
                                                   =================================================================================


See accompanying notes.

                        Digital Descriptor Systems, Inc.

                            Statements of Cash Flows


                                                                             Year ended December 31
                                                                             2000              1999
                                                                          ----------------------------
Cash flows from operating activities
Net loss                                                                  $(2,030,052)     $(1,205,517)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                             162,330           75,553
     Compensation expense in connection with issuance of common stock         261,100                -
     Amortization of unearned compensation                                     14,000           24,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                    330,303           32,588
       Inventory                                                               26,097             (969)
       Prepaid expenses, deposits and other assets                            (19,219)          14,524
       Accounts payable                                                       360,026         (143,538)
       Accrued expenses                                                        24,395           71,700
       Deferred income                                                       (463,147)         265,117
                                                                          ----------------------------
Net cash used in operating activities                                      (1,334,167)        (866,542)

Cash flows from investing activities
Purchase of furniture and equipment                                           (30,325)        (164,091)
Increase in officer note receivable                                           (11,875)         (11,875)
Increase in software development costs                                              -         (413,604)
Proceeds from sale of restricted cash                                          99,548                -
Purchase of short-term investments, including restricted cash                       -         (110,000)
                                                                          ----------------------------
Net cash provided by (used in) investing activities                            57,348         (699,570)

Cash flows from financing activities
Net proceeds from issuance of Common Stock                                  1,164,066        1,664,716
Proceeds from the issuance of convertible debentures                          200,000                -
Deferred financing costs                                                      (61,000)               -
Repayment of equipment loan                                                      (593)               -
                                                                          ----------------------------
Net cash provided by financing activities                                   1,302,473        1,664,716
                                                                          ----------------------------
Net increase in cash                                                           25,654           98,604

Cash at beginning of year                                                     177,223           78,619
                                                                          ----------------------------
Cash at end of year                                                       $   202,877      $   177,223
                                                                          ============================

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                 $     1,775      $     5,615
                                                                          ============================
   Acquisition of equipment with loan                                     $    36,366      $         -
                                                                          ============================
   Debt discount in connection with convertible debentures and
     issuance of warrants                                                 $   167,500      $         -
                                                                          ============================
   Conversion of debentures and related accrued interest to
     Common Stock                                                         $         -      $   229,970
                                                                          ============================


See accompanying notes.

                        Digital Descriptor Systems, Inc.

                          Notes to Financial Statements

                                December 31, 2000

1. Business

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the years ended December 31, 2000 and 1999. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2. Accounting Policies

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has never been profitable and has incurred substantial losses from operations of approximately $2,030,000 and $1,206,000 during the years ended December 31, 2000 and 1999, respectively. Losses from operations are continuing through 2001 and the Company anticipates that it will require additional financing in 2001, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its core business solutions by hiring additional sales resources and increased marketing activities. The Company is also pursuing FBI Certification and introduction to the marketplace of the Compu-Scan 3000 fingerprint-capturing device.

                        Digital Descriptor Systems, Inc.

2. Accounting Policies (continued)

Basis of Financial Statement Presentation (continued)

Management is also actively working to raise capital through the sale of its common stock and the exercise of its common stock purchase warrants and options in the next twelve months to cover its operating costs. Additionally, the following plans have been put in place to continue as a going concern: cutting costs in areas that add the least value to the Company; deriving funds through the establishment of business alliances with other companies who may wish to license the Compu-Scan device; and increasing revenues through the introduction of a scaled down version of the Compu-Capture product. There can be no assurances that management will be successful in these planned capital raising efforts or cost-cutting measures.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

The Company derives revenue from the sale of hardware, software, post customer support (PCS), and other related services. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. Other related services include basic consulting and training. Included with the hardware is software that is not considered to be incidental. Revenue from transactions with customers where the software component is not considered to be incidental is allocated between the hardware and software components based on the relative fair value of the respective components.

                        Digital Descriptor Systems, Inc.

2. Accounting Policies (continued)

Revenue Recognition (continued)

The Company also derives revenue from the sale of software without a related hardware component. Revenue allocable to software components is further allocated to the individual deliverable elements of the software portion of the arrangement such as PCS and other services. In arrangements that include rights to PCS for the software and/or other services, the software component arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined using vendor-specific objective evidence, which has been established by the separate sales of these deliverables.

The Company recognizes the revenue allocable to hardware and software licenses upon delivery of the product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided. Revenue allocable to other services is recognized as the services are provided.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from 2 to 5 years.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued expenses and convertible debentures approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

                        Digital Descriptor Systems, Inc.

2. Accounting Policies (continued)

Software Development Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed, and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During 1999, $413,604 was capitalized as software development costs in connection with the Company's new product entitled Compu-Scan, a computerized inkless fingerprint device. During 2000, the Company submitted this product for approval to the FBI. As of March 2001, the Company believes the product meets the necessary specifications and is available for general release to customers.

Amortization of software development costs will be calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release to customers. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

Income Taxes

The Company provides for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such differences result from differences in the timing of recognition by the Company of certain expenses, and the periods of depreciation of certain assets.

                        Digital Descriptor Systems, Inc.

2. Accounting Policies (continued)

Accounting for Stock Options

Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a pro forma basis in Note 6.

Net Loss Per Common Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. No exercise of common stock equivalents were assumed during any period because the assumed exercise of these securities would be antidilutive.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, accounts receivable and a note receivable. Concentration of credit risk, with respect to accounts and note receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company sells its principal products to end users and distributors principally in the United States.

                        Digital Descriptor Systems, Inc.

2. Accounting Policies (continued)

Long-Lived Assets

The Company evaluates impairment of its intangible and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In making such determination, management compares the estimated future cash flows, on an undiscounted basis, of the underlying operations or assets with their carrying value to determine if any impairment exists. If impairment exists, any adjustment is determined by comparing the carrying amount to the fair value of the impaired asset.

Impact of Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and destination. The Company will adopt SFAS 133 during the first quarter of 2001. Because the Company has never used or currently intends to use derivatives, management does not anticipate that adoption of this new standard will have a significant impact on the results of operations or the financial position of the Company.

3. Furniture and Equipment

Furniture and equipment consists of the following:

                                                         December 31
                                                   2000               1999
                                                 ----------------------------

Furniture and fixtures                           $186,705          $186,705
Computer equipment                                271,449           242,289
Vehicles                                           59,049            22,682
Leasehold improvements                             34,977            33,813
                                                 ----------------------------
                                                  552,180           485,489
Less accumulated depreciation                     380,134           217,804
                                                 ----------------------------
                                                 $172,046          $267,685
                                                 ============================

                        Digital Descriptor Systems, Inc.

4. Debt

Convertible Debentures

During December 2000, the Company issued $200,000 of convertible debentures to two investors. The debentures mature on December 28, 2001 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at a conversion price the lessor of: $0.08 per share or 50% of the average of the lowest three trading prices during the 20 days preceding the conversion date. The debenture holders also received warrants to purchase 400,000 common shares at an exercise price of $0.036 per share at any time before December 28, 2003. The estimated fair value of the warrants of $40,000 and the intrinsic value of the beneficial conversion feature of $127,500 have been allocated to paid-in capital. This resulting debt discount plus the $61,000 of financing charges will be amortized over the term of the debentures in 2001. The debentures are collateralized by substantially all of the Company's assets.

During February 1999 through April 1999, the Company issued $225,000 of convertible debentures to 12 investors. These short-term debentures required interest at 12% per annum. The holder had the option of receiving payment at the end of a 50-day period or to convert the debenture to common shares of the Company at a specified conversion price. The $225,000 of debentures plus accrued interest of $4,970 were converted to 766,567 common shares in connection with a Reg. A Offering (Note 9).

Equipment Loan

During 2000, the Company entered into a $36,366 automobile loan, maturing in November 2005. The loan requires monthly installments of $620, including interest at .9%. The loan is collateralized by the automobile. Future maturities of the loan are $7,147 in 2001, $7,211 in 2002 and $7,277 in 2003, $7,342 in
2004, and $6,796 in 2005.

                        Digital Descriptor Systems, Inc.

5. Commitments

The Company leases certain facilities, vehicles and office equipment under operating lease agreements that expire through various dates through 2005. Rental expense under such operating leases was approximately $126,000 and $108,000 during the years ended December 31, 2000 and 1999, respectively. Future minimum lease payments at December 31, 2000 are as follows:

             2001                              $120,200
             2002                               115,400
             2003                               118,300
             2004                               111,600
             2005                                54,700

6. Stock Option and Other Plans

The Company maintains the 1994 Restated Stock Option Plan (the 1994 Plan) pursuant to which the Company reserved 5,000,000 shares of common stock. The options granted have a term of ten years and are issued at or above the fair market value of the underlying shares on the grant date. The Company also maintains the 1996 Director Option Plan (the Director Plan) pursuant to which the Company reserved 200,000 shares of common stock. Under the Director Plan, each outside director is automatically granted an option to purchase 15,000 shares of common stock (first option) upon adoption of the Director Plan or the date such person becomes a director. Every year thereafter, each outside director is automatically granted an option to purchase 1,000 shares (subsequent option) on each date of the annual meeting if a minimum of six months were served on the Board of Directors. Options granted under the Director Plan are issued at or above the fair market value of the underlying shares on the grant date. A portion of the first option vests at the six-month anniversary of the date of the grant and continues over a four-year period. Subsequent options vest on the first anniversary of the grant date. The options expire ten years from the date of the grant.

                        Digital Descriptor Systems, Inc.

6. Stock Option and Other Plans (continued)

The following is a summary of option activity under all plans:


                                                                                                  Weighted
                                                       1996                         Total          Average
                                                     Director                      Number of      Exercise
                                        1994 Plan      Plan          Other         Options          Price
                                     ----------------------------------------------------------------------

Outstanding at December 31, 1998         182,000       33,812             -        215,812     $.33-$3.81
   Granted                                     -            -       902,500        902,500            .37
   Canceled                               (3,000)           -        (6,000)        (9,000)    $.33-$ .37
                                     ----------------------------------------------------------------------
Outstanding at December 31, 1999         179,000       33,812       896,500      1,109,312     $.33-$3.81
                                     ----------------------------------------------------------------------
   Granted                               843,000            -             -        843,000           $.10
   Canceled                                    -            -        (7,500)        (7,500)           .37
                                     ----------------------------------------------------------------------
Outstanding at December 31, 2000       1,022,000       33,812       889,000      1,944,812     $.10-$3.81
                                     ======================================================================

Exercisable options at December 31,
   2000                                  971,498       33,812       889,000      1,894,310
                                     ========================================================


At December 31, 2000, the remaining contractual life of outstanding options was 9 years.

Pro forma information regarding net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 is as follows:

                                                        December 31
                                                   2000                1999
                                            ------------------------------------
Net loss:
   As reported                                   $(2,030,052)      $(1,205,517)
   Pro forma                                      (2,103,563)      $(1,427,271)

Net loss per share:
   As reported                                   $      (.11)      $      (.11)
   Pro forma                                     $      (.12)      $      (.13)

                        Digital Descriptor Systems, Inc.

6. Stock Option and Other Plans (continued)

The Company estimated the fair value of stock options at the date of grant by using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000 and 1999, as follows: risk-free interest rate of 5.5% for all years; expected life of the option of 5 years; no expected cash dividend payments on common stock, and volatility factors of the expected market price of the Company's common stock of: 1.033 and .879, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. As noted above, the Company's stock options are vested over an extended period. In addition, option models require the input of highly subjective assumptions including future stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the Company's stock options.

During 1997, the Company adopted the Consultants and Advisors Compensation Plan (the Plan). Persons eligible under this Plan include any consultant or advisor of the Company who has provided bona fide services to the Company, except for services provided in connection with the offer or sale of securities in an equity transaction. The Company reserved 300,000 shares of common stock for issuance under this Plan of which 211,357 shares have been awarded through December 31, 2000. Awards may be granted in the form of stock options or stock grants. No awards shall be made after December 31, 2001. The Company has not awarded any stock options or stock grants under this Plan since 1998.

7. Income Taxes

At December 31, 2000 and 1999, the Company had federal net operating loss carryforwards of approximately $9,271,000 and $7,633,000, respectively, to offset future federal taxable income expiring in various years through 2020. The Company also has state net operating loss carryforwards of $456,000 and $409,000, respectively, to offset future state taxable income expiring in various years through 2020. At December 31, 2000 and 1999, the Company recorded a deferred tax asset of $3,318,232 and $3,005,120, respectively, which were reduced by a valuation allowance in the same amount as the realization of these deferred tax assets are not certain.

                        Digital Descriptor Systems, Inc.

7. Income Taxes (continued)

The timing and extent in which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations due to certain ownership changes of the Company.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                           December 31
                                                      2000             1999
                                                  ------------------------------
Deferred tax assets:
   Net operating loss carryforwards               $3,453,113        $3,003,756
   Bad debt reserves                                  43,519            81,455
   Inventory reserves                                    200             1,454
   Accrued expenses                                    1,755                 -
   Depreciation                                            -            35,066
   Unearned compensation                                   -            40,830
                                                  ------------------------------
Total deferred tax assets                          3,498,587         3,162,561

Deferred tax liabilities:
   Software development                             (157,441)         (157,441)
   Depreciation                                      (22,914)                -
                                                  ------------------------------
Total deferred tax asset                           3,318,232         3,005,120
Valuation allowance                               (3,318,232)       (3,005,120)
                                                  ------------------------------
Net deferred tax asset                            $        -        $        -
                                                  ==============================

8. Note Receivable - Officer

During 1996, the Company loaned the President of the Company $125,000 evidenced by a promissory note. The note bore interest at the prime rate plus 1%, and was payable together with the principal on August 13, 1999. The Company's Board of Directors agreed to extend the maturity date of this note indefinitely. At December 31, 2000 and 1999, accrued interest, included in the note receivable in the accompanying balance sheet was $40,525 and $28,650, respectively.

                        Digital Descriptor Systems, Inc.

9. Equity Transactions

During 2000, the Company issued 1,205,000 shares of restrictive common stock for services performed. The Company recorded a charge for the issuance of such shares during 2000 of $261,100, based on the fair market value of the Company's common stock on the date of the stock grant.

During 1999, the Company offered up to 11,000,000 shares of its common stock at an offering price of $.30 per share for a total proceeds of $3,300,000 in a Regulation A offering. The minimum subscription was $10,000 for 33,344 shares. Through December 31, 1999, 6,488,999 shares were sold generating net proceeds of $1,664,716 ($1,946,699 less offering costs of $281,983). During 2000, an additional 4,426,485 shares were sold generating net proceeds of $1,164,066 ($1,327,944 less offering costs of $163,878).

In connection with the Company's initial public offering in 1995, the Company issued to each unit holder one Redeemable Class A Warrant and one Redeemable Class B Warrant. The Warrants were immediately detachable and separately transferable. Each Class A Warrant entitled the holder to purchase one share of common stock for $6.00 subject to adjustment, during the four-year period commencing one year from the date of the offering. Each Class B Warrant entitled the holder to purchase one share of common stock for $7.25 subject to adjustment, during the four-year period commencing one year from the date of the offering. The Class A and Class B Warrants are subject to redemption by the Company at any time, (within 30 days notice) at $.10 per warrant provided that the per share closing bid price of the common stock exceeds 175% of the exercise price for the Class A Warrant, and 200% of the exercise price for the Class B Warrant, for at least 20 consecutive trading days. During July 2000, the Company's Board of Directors reduced the exercise price of the Class A Warrants from $6.00 to $1.00, and reduced the exercise price of the Class B Warrants from $7.50 to $1.50. The expiration date for the Class A and Class B Warrants was extended from August 15, 2000 to August 15, 2002. At December 31, 2000, there are 1,483,750 Redeemable Class A Warrants outstanding and 1,483,750 Redeemable Class B Warrants outstanding.

                        Digital Descriptor Systems, Inc.

9. Equity Transactions (continued)

During July 1994, the Chairman was granted the right to purchase 119,999 shares of Common Stock at $.001 per share in connection with an employment agreement. The Company recorded $120,000 in unearned compensation, based on the fair value of the restricted stock at the date of issuance. Such unearned compensation has amortized to expense in the statement of operations over the period of the employment agreement. Amortization expense of $14,000 and $24,000 was recorded during the years ended December 31, 2000 and 1999, respectively.

10. Shares Reserved for Future Issuance

At December 31, 2000, the Company has the following common shares reserved for issuance:

Common stock options available to grant                            4,144,188
Common stock options outstanding                                   1,944,812
Common stock purchase rights                                         119,999
Class A warrants outstanding                                       1,483,750
Class B warrants outstanding                                       1,483,750
Common stock available for grant:
    Employee stock purchase plan                                     100,000
    Consultants and advisors compensation plan                        88,643
Convertible debentures                                             2,500,000
                                                                  ----------
                                                                  11,865,142
                                                                  ==========

11. Subsequent Events

During January 2001 through March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in Note 4. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.36 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. The debentures are collateralized by substantially all of the Company's assets.

During March 2001, the Company granted 1,100,000 shares of restricted common stock for services performed. Such shares were valued at the fair market value on the date the shares were granted.