Form 10QSB
period 2001-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2001-05-15
CIK 927454

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001
                                                ---------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384
                                                -------

                        Digital Descriptor Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            23-2770048
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification number)

                  446 Lincoln Highway, Fairless Hills, PA 19030
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's Telephone number, including area code: (267) 580-1075
                                                           --------------

  ----------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes X       No

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                    Outstanding at
       Class of Common Stock                        April 30, 2001
       ---------------------                       ------------------
          $.001 par value                           21,279,612 shares

             Transitional Small Business Disclosure Format Yes    No  X
                                                              ---    ---

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000

              Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)

              Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)

              Notes to Financial Statements (Unaudited)

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.


PART II. - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds


     Item 3.  Defaults Upon Senior Securities:


     Item 4.  Submission of Matters of a Vote to Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                         DIGITAL DESCRIPTOR SYSTEMS, INC
                                 BALANCE SHEETS

                                                                                 March 31               December 31
                                                                                   2001                    2000
                                                                                  ------                  ------
                                                                                (Unaudited)
Assets
Current assets:
   Cash                                                                         $   81,573               $  202,877
   Restricted cash                                                                  10,452                   10,452
   Investments                                                                       1,000                    1,000
   Account receivable, less allowance for uncollectible
      accounts of $107,000 and $114,000 in 2001 and 2000,
      respectively                                                                 487,806                  526,292
   Inventory                                                                        37,672                   22,596
   Prepaid expenses                                                                 64,469                    8,698
   Debt discount and deferred financing costs                                      630,454                  228,500
                                                                                ----------               ----------
Total current assets                                                            $1,313,426               $1,000,415


  Note receivable - Officer                                                        168,494                  165,525
  Software development costs at cost, net                                          402,115                  413,604
  Furniture and equipment, at cost, net                                            133,042                  172,046
  Deposits and other assets                                                         31,454                   31,454
                                                                                ----------               ----------
Total assets                                                                    $2,048,531               $1,783,044
                                                                                ==========               ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                             $  550,408               $  481,163
   Accrued expenses                                                                 80,124                  189,209
   Deferred income                                                               1,066,755                  854,787
   Current portion of equipment loan                                                 7,147                    7,147
   Convertible debentures                                                          400,000                  200,000
                                                                                ----------               ----------
Total current liabilities                                                        2,104,434                1,732,306

   Equipment Loan                                                                   26,845                   28,626
                                                                                ----------               ----------
Total liabilities                                                               $2,131,279               $1,760,932
                                                                                ==========               ==========

                         DIGITAL DESCRIPTOR SYSTEMS, INC
                           BALANCE SHEETS (continued)

                                                                                 March 31               December 31
                                                                                   2001                    2000
                                                                                  ------                  ------
                                                                                (Unaudited)
Shareholders' equity (deficit):
   Preferred Stock, $.01 par value, authorized shares - 1,000,000; issued and outstanding - none
   Common Stock, $.001 par value, authorized shares -                               20,111                   20,011
     50,000,000; issued and outstanding shares -
     21,111,612 and 20,011,612 at March 31, 2001
     and December 31, 2000, respectively
   Additional paid-in capital                                                   15,005,979               14,544,579
   Accumulated deficit                                                         (15,108,838)             (14,542,478)
                                                                                ----------               ----------
Total shareholder's equity (deficit)                                               (82,748)                  22,112
                                                                                ----------               ----------
Total liabilities and shareholders' equity (deficit)                            $2,048,531               $1,783,044
                                                                                ==========               ==========

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                 March 31                 March 31
                                                                                   2001                     2000
                                                                                  ------                   ------
Revenues:
   Software                                                                     $  160,314               $  362,204
   Hardware                                                                          5,975                  103,425
   Maintenance                                                                     130,724                  154,770
   Consulting                                                                            -                   99,132
   Other                                                                            13,035                   12,606
                                                                                ----------               ----------
                                                                                   310,048                  732,137

Costs and expenses:
   Cost of revenues                                                                129,014                  304,925
   General and administrative                                                      333,230                  286,865
   Sales and marketing                                                             235,610                  203,087
   Research and development                                                         77,382                  129,352
   Depreciation and amortization                                                    50,493                   25,237
   Other (income) expense, net                                                      50,679                    1,305
                                                                                ----------               ----------
                                                                                   876,408                  950,771
                                                                                ----------               ----------
Net loss                                                                        $ (566,360)              $ (218,634)
                                                                                ==========               ==========

Net loss per common share (basic and diluted)                                   $    (0.03)              $    (0.01)
                                                                                ==========               ==========

Weighted average number of common shares                                        21,069,945               16,638,687
   outstanding (basic and diluted)                                              ==========               ==========

    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                 March 31                 March 31
                                                                                   2001                     2000
                                                                                  ------                   ------
Cash flows from operating activities:
Net Loss                                                                         ($566,360)               ($218,634)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                 50,493                   25,236
      Compensation expense in connection with issuance                               5,750                        -
          of  common stock
      Amortization of unearned compensation                                              -                    6,000
      Amortization of debt discount                                                 57,046                        -
   Changes in operating assets and liabilities:
      Accounts receivable                                                           38,486                  109,961
      Inventory                                                                    (15,076)                (143,027)
      Prepaid expenses, deposits and other assets                                  (28,021)                  (3,299)
      Accounts payable                                                              69,245                  (28,029)
      Accrued expenses                                                            (109,085)                 (76,724)
      Deferred income                                                              211,968                   54,442
                                                                                ----------               ----------
Net cash used in operating activities                                             (285,554)                (274,074)

Cash flows from investing activities:
   Purchase of furniture and equipment                                                   -                  (11,590)
   Increase in officer note receivable                                              (2,969)                       -
                                                                                ----------               ----------
Net cash used in investing activities                                               (2,969)                 (11,590)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                -                  698,496
   Net proceeds from issuance of convertible debentures                            200,000                        -
   Deferred financing costs                                                        (31,000)                       -
   Repayment of equipment loan                                                      (1,781)                       -
                                                                                ----------               ----------
Net cash provided by financing activities                                          167,219                  698,496
                                                                                ----------               ----------
Net increase  (decrease) in cash                                                  (121,304)                 412,832

Cash at beginning of period                                                        202,877                  177,223
                                                                                ----------               ----------
Cash at end of period                                                           $   81,573               $  590,055
                                                                                ----------               ----------

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                        $       79               $    1,748
                                                                                ==========               ==========

                        DIGITAL DESCRIPTOR SYSTESMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001

1. BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended March 31, 2001 and 2000. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2. BASIS OF PRESENTATION

The financial statements and disclosures included herein for the three months ended March 31, 2001 and, 2000 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


3. ACCOUNTING POLICIES

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

Software Development Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed, and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During 1999, $413,604 was capitalized as software development costs in connection with the Company's new product entitled Compu-Scan, a computerized inkless fingerprint device. During 2000, the Company submitted this product for approval to the FBI. As of March 31, 2001, the Company believes the product meets the necessary specifications and is available for general release to customers.

Amortization of software development costs will be calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release to customers. Amortization expense of $11,489 was recorded during the quarter ended March 31, 2001. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

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

4. Convertible Debentures

During March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire March 4, 2004. The debentures are collateralized by substantially all of the Company's assets.

5. Equity Transactions

During the quarter ended March 31, 2001, the Company granted 1,100,000 shares of restricted common stock to certain parties in connection with raising capital and for services performed and to be performed. Such shares were valued at the fair market value on the date the shares were granted. Subsequent to March 31, 2001, the Company granted an additional 168,000 shares of restricted common stock for services to be performed.

During April 2001, the Company issued two convertible notes for $100,000 and $15,000, respectively, with interest accruing at the annual rate of 10%. Interest payable on these Notes shall be payable quarterly commencing June 30, 2001. The Holder of the Notes has the right to convert the principal amount and interest due under the notes into shares of the Company's Common Stock at a conversion price per share that shall be an amount equal to 50% of the mean average price of the common stock of the borrower for the ten (10) trading days prior to notice of conversion per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company believes that it will reach profitability during the first half of year 2002. The Company estimates that it will need to raise $2,000,000 in the next 12 months to cover its operating costs until it can reach positive cash flow and profitability. The Company may need to raise funds through the sale of its common stock or issuance of convertible notes, if funds provided by operations fall short. This estimate considers current operating and marketing dollars plus the remaining costs required to complete for market both the Compu-Scan and FMS solutions. There is no guarantee that the Company will be able to raise the required funds through the sale of its Common Stock or issuance of convertible notes.

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

In conjunction with bringing the Compu-Scan 3000 online, the Company is doing the following in its effort to reach profitability:

     o  Cut costs in areas that add the least value to the Company
     o Derive funds through investigating business alliances with other companies who may wish to license the Compu-Scan device.

     o Increase revenues through the introduction of a scaled down version of our CompuCapture product. The Compu-Capture lite is a low cost product and will open up a greater portion of the criminal justice market place for potential sales.

Results of Operations

Three Months March 31, 2001 Compared to the Three Months Ended March 31, 2000

Revenues for the three months ended March 31, 2001 of $310,048 decreased $422,089 or 58% from the three months ended March 31, 2000. The Company attributes this to the fact that the SI3000 product line and associated hardware had a decrease in sales. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue for software and hardware during the period is attributed to a trend that the Company has noticed in a decrease in the sales of the SI3000 product. Maintenance revenues decreased $24,046 or 16% from the three months ended March 31, 2000 primarily due to a decrease in the Company's customer's entering into such arrangements and the revenue sharing agreement with IN on maintenance of the Sl3000 product. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. More customers ordered such items in the three months ended March 31, 2001 versus 2000, which accounted for the modest increase. Cost of goods decreased $175,911 or 58% due to the decrease in revenue and remained at 42% of revenue. Overall the gross profit percentage per sale remained the same at 58%.

Costs and expenses decreased $74,363 or 8% during the three months ended March 31, 2001 versus the three months ended March 31, 2000. This decrease is due to an increase in general and administrative expenses in the amount of $46,365, due mainly to an increase in depreciation of $25,256. All other areas of the Company experienced decreases except for sales and marketing that had a one-time hiring expense of $33,300.

The net loss for the Company increased 159% for the three months ending March 31, 2001 to $566,360 from $218,634 for the three months ending March 31, 2000. This was principally due to the decrease in revenues and relative consistent level of expenses during the period.

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

Net cash used in operating activities for the three months ended March 31, 2001 and 2000 was $285,554 and $274,074, respectively. The change in cash from operating activities of $11,480 was principally due to the increase in the net loss for the 2001 first quarter offset by changes in operating assets and liabilities.

Net cash used in investing activities was $2,969 and $11,590 for the three months ended March 31, 2001 and 2000 respectively, reflecting a change of $8,621. This change is due to no purchases of furniture and equipment in the quarter ended March 31, 2001.


Net cash provided by financing activities was $167,219 and $698,496 for the three months ended March 31, 2001 and 2000, respectively, reflecting a change of $531,277. This decrease was principally due to less proceeds received from the issuance of the Company's common stock in the first quarter of 2001.

                           PART II. OTHER INFORMATION

Item 1.

None

Item 2. Changes in Securities and Use of Proceeds

         During April 2001, the Company issued two convertible notes for $100,000 and $15,000 respectively with simple interest accruing at the annual rate of 10%. Interest payable on the Notes shall be payable quarterly commencing June 30, 2001. The Holder shall have the right to convert the principal amount and interest due under the notes into Shares of the Company's Common Stock.

         During March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire March 4, 2004. The debentures are collateralized by substantially all of the Company's assets.

         During January 2001 through April 2001, the Company granted 1,268,000 shares of restricted common stock for services performed or to be performed. Such shares were valued at the fair market value on the date the shares were granted.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters of a Vote to Security Holders

         At the Annual Meeting scheduled for June 2001, shareholders will be asked to approve and Consent to amend the Company's restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 shares.

            The principal purpose of the proposed amendment to the Certificate is to authorize additional shares of Common Stock which will be available to facilitate the current raising of additional capital through the sale of securities, to grant options or other stock incentives to the Company's employees, for a possible acquisition of another company or its business or assets, or to seek to establish a strategic relationship with a corporate partner. If the amendment is approved by the stockholders, the Board of Directors does not intend to solicit further stockholder approval prior to the issuance of any additional shares of Common Stock, except as may be required by applicable law.

            Shareholders will also be asked to approve and consent to increase the number of shares in the Digital Descriptor Systems, Inc. Employee Stock Option Plan from 300,000 to 5,000,000 shares.


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K:

None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)



Date:  May 15, 2001       By: /s/ GARRETT U. COHN
                              -------------------------------------------------
                                  Garrett U. Cohn
                                 (President & Chief Executive Officer)


Date:  May 15, 2001       By:  /s/ MICHAEL J. PELLEGRINO
                               ------------------------------------------------
                                   Michael J. Pellegrino
                                   (Vice President of Finance & Chief Financial
                                   Officer)


Date:  May 15, 2001       By:  /s/ MYRNA L. COHN, PH.D.
                               ------------------------------------------------
                                   Myrna L. Cohn Ph.D.