Form 10QSB
period 2001-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2001-08-14
CIK 927454

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 2001
                                                  -------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384

                        Digital Descriptor Systems, Inc.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        23-2770048
-------------------------------                     -----------------------
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

  ---------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                       Outstanding at
                  Class of Common Stock                 July 31, 2001
                  ---------------------               -----------------
                     $.001 par value                  21,279,612 shares

             Transitional Small Business Disclosure Format  Yes     No X
                                                               ---    ---

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at June 30, 2001 (unaudited) and
                  December 31, 2000

                  Statements of Operations for the three and six months ended June 30, 2001 and 2000 (Unaudited)

                  Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)

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

         Item 3.  Defaults Upon Senior Securities:

         Item 4.  Submission of Matters of a Vote to Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

      ITEM I.     FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                 June 30               December 31
                                                                                   2001                    2000
                                                                                   -----                   ----
                                                                                (Unaudited)
Assets
Current assets:
   Cash                                                                         $  153,766               $   202,877
   Restricted cash                                                                  10,452                    10,452
   Investments                                                                       1,000                     1,000
   Account receivable, less allowance for uncollectible
      accounts of $96,000 (unaudited) and $114,000 in
      2001 and 2000, respectively                                                  530,919                   526,292
   Inventory                                                                        42,897                    22,596
   Prepaid expenses                                                                213,242                     8,698
   Debt discount and deferred financing costs                                      558,241                   228,500
                                                                                ----------                 ---------
Total current assets                                                             1,510,517                 1,000,415


  Note receivable - Officer                                                        171,462                   165,525
Software development costs at cost, net                                            367,648                   413,604
  Furniture and equipment, at cost, net                                            100,832                   172,046
   Deposits and other assets                                                        24,396                    31,454
                                                                                ----------               -----------
Total assets                                                                    $2,174,855                $1,783,044
                                                                                ==========               ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                             $  582,693                $  481,163
   Accrued expenses                                                                 46,468                   189,209
   Deferred income                                                               1,442,732                   854,787
   Current portion of equipment loan                                                 6,578                     7,147
   Convertible debentures                                                          555,000                   200,000
                                                                                ----------                ----------
Total current liabilities                                                        2,633,471                 1,732,306

   Equipment Loan                                                                   25,630                    28,626
                                                                                ----------               -----------
Total liabilities                                                               $2,659,101                $1,760,932
                                                                                ----------               -----------

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                                  June 30,              December 31
                                                                                   2001                    2000
                                                                                   -----                   ----
                                                                                 (Unaudited)
Shareholders' equity (deficit):
   Preferred Stock, $.01 par value, authorized shares - 1,000,000;
     issued and outstanding - none
   Common Stock, $.001 par value, authorized shares -                              21,279                  20,011
     50,000,000; issued and outstanding shares -
     21,279,612 (unaudited) and 20,011,612 at June 30, 2001
     and December 31, 2000, respectively
   Additional paid-in capital                                                   15,340,591             14,544,579
   Accumulated deficit                                                         (15,846,116)           (14,542,478)
                                                                               -----------            -----------
Total shareholder's equity (deficit)                                              (484,246)                22,112
                                                                               -----------            -----------
Total liabilities and shareholders' equity (deficit)                           $ 2,174,855            $ 1,783,044
                                                                               ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                                 Six Months Ended
                                                  June 30                                            June 30
                                            2001               2000                          2001                 2000
                                            ----               ----                          ----                 ----

Revenues:
   Software                           $   180,997             $  228,020                $   341,311          $   590,224
   Hardware                                42,599                268,153                     48,574              371,578
   Maintenance                            138,194                149,967                    268,918              304,737
   Consulting                              34,500                 14,105                     34,500              113,237
   Other                                   18,920                 14,956                     31,955               27,562
                                      -----------             ----------                -----------           ----------
                                          415,210                675,201                    725,258            1,407,338

Costs and expenses:
   Cost of revenues                       140,774                498,252                    269,788              803,177
   General and administrative             580,014                504,021                    917,244              790,886
   Sales and marketing                     70,951                214,333                    306,561              417,420
   Research and development                62,712                119,068                    140,094              248,420
   Depreciation and amortization           70,173                 25,358                    120,666               50,595
   Other (income) expense, net            223,864                 (6,236)                   274,543               (4,931)
                                      -----------             ----------                -----------           ----------
                                        1,148,488              1,354,796                  2,028,896            2,305,567
                                      -----------             ----------                -----------           ----------
         Net loss                     $(  733,728)           $(  679,595)               $(1,303,638)         $  (898,229)
                                      ===========            ===========                ===========          ===========

Net loss per common share
   (basic and diluted)                $     (0.03)           $     (0.04)               $     (0.06)         $     (0.05)
                                      ===========            ===========                ===========          ===========

Weighted average number of
   common shares outstanding
   (basic and diluted)                 21,279,612             18,806,612                 21,174,779           17,722,649
                                      ===========            ===========                ===========          ===========



    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30
                                                                                   2001                    2000
                                                                                   -----                   -----
Cash flows from operating activities:
Net loss                                                                        ($1,303,638)             ($898,229)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                 120,666                 50,595
      Compensation expense in connection with issuance                              186,530                      -
          of  common stock
     Amortization of unearned compensation                                                -                 12,000
     Amortization of debt discount                                                  284,259                      -
   Changes in operating assets and liabilities:
      Accounts receivable                                                            (4,627)               152,533
      Inventory                                                                     (20,301)                   (69)
      Prepaid expenses, deposits and other assets                                  (169,736)               (28,185)
      Accounts payable                                                              101,530                 45,625
      Accrued expenses                                                             (142,741)              (102,082)
      Deferred income                                                               587,945                (60,417)
                                                                                -----------             ----------
Net cash used in operating activities                                              (360,113)              (828,229)

Cash flows from investing activities:
   Purchase of furniture and equipment                                               (3,496)               (22,771)
   Increase in officer note receivable                                               (5,937)                (5,938)
                                                                                -----------             ----------
Net cash used in investing activities                                                (9,433)               (28,709)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                 -              1,164,066
   Net proceeds from issuance of convertible debentures                             355,000                      -
   Deferred financing costs                                                         (31,000)                     -
   Repayment of equipment loan                                                       (3,565)                     -
                                                                                -----------             ----------
Net cash provided by financing activities                                           320,435              1,164,066
                                                                                -----------             ----------
Net (decrease) increase in cash                                                     (49,111)               307,128
Cash at beginning of period                                                         202,877                287,223
                                                                                -----------             ----------
Cash at end of period                                                             $ 153,766             $  594,351
                                                                                ===========             ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                         $ 233,517              $    1,748
                                                                                ===========             ===========

Debt discount in connection with convertible debentures                          $ 583,000              $        -
                                                                                ===========             ===========


                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001

1.  BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended June 30, 2001 and 2000. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2.  BASIS OF PRESENTATION

The financial statements and disclosures included herein for the three and six months ended June 30, 2001 and, 2000 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Software Development Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed, and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During 1999, $413,604 was capitalized as software development costs in connection with the Company's new product entitled Compu-Scan, a computerized inkless fingerprint device. The Company awarded a contract to Titan Systems Corporation's DBA division for technical assistance in achieving final compliance with the FBI certification process. Such certification is not required to sell this device for commercial (non-government) applications, and as of March 31, 2001, the Company believes the product meets the necessary specification and is available for general release to customers.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release to customers. Amortization expense of $11,489 and $45,956 was recorded during the three and six months ended June 30, 2001. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

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

During April 2001, the Company issued two convertible notes for $100,000 and $15,000, and one convertible note in May 2001 for $40,000 respectively, with interest accruing at the annual rate of 10% interest on these Notes shall be payable quarterly commencing June 30, 2001. The holder has the right to convert the debentures and interest accrued into shares of the Company's Common Stock at a conversion price per share that shall be an amount equal to 50% of the mean average price of the Common Stock for the ten (10) trading days prior to notice of conversion per share. The intrinsic value of the beneficial conversion features relating to the convertible debentures issued in 2001 of $155,000 has been allocated to paid in capital. This resulting debt discount will be amortized over the term of the debentures.

5.  EQUITY TRANSACTIONS

During the quarter ended March 31, 2001, the Company granted 1,100,000 shares of restricted common stock to certain parties in connection with raising capital and for services performed and to be performed. Such shares were valued at the fair market value on the date the shares were granted. In April 2001, the Company granted an additional 168,000 shares of restricted common stock for services to be performed.

At the Annual Meeting held on July 26, 2001, the Company's shareholders elected a new Board of Directors and approved and consented to amend the Company's restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 150,000,000 shares. The shareholders also approved and consented to increase the number of shares in the Digital Descriptor Systems, Inc. Employee Stock Option Plan from 300,000 to 5,000,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations


The short-term objective of the Company is to continue to expand the sale and acceptance of its core business solutions by adding more sales personnel and demonstrating at more trade exhibits. The Company also is pursuing the FBI certification and roll out of the Compu-Scan 3000 fingerprint capturing device in order to capitalize on its unique patent pending technology. On July 25, 2001 the Company announced that it had awarded a contract to Titan Systems Corporation's DBA division for technical assistance in achieving final compliance with the FBI certification process. There are no assurances by DDSI that the FBI will certify this technology and device. Such certification is not required to sell this device for commercial (non-government) applications.


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

The Company believes that it will reach profitability during the third quarter of year 2002. The Company estimates that it will need to raise $2,000,000 in the next 12 months to cover its operating costs until it can reach positive cash flow and profitability. The Company may need to raise funds through the sale of its common stock or issuance of convertible notes, if funds provided by operations fall short. This estimate considers current operating and marketing dollars plus the remaining costs required to complete for market both the Compu-Scan and FMS solutions. There is no guarantee that the Company will be able to raise the required funds through the sale of its Common Stock or issuance of convertible notes.


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

In conjunction with bringing the Compu-Scan 3000 online, the Company is doing the following in its effort to reach profitability:

     o   Cut costs in areas that add the least value to the Company.
     o Derive funds through investigating business alliances with other companies who may wish to license the Compu-Scan device.
     o Increase revenues through the introduction of a scaled down version of our Compu-Capture product. The Compu-Capture lite is a low cost product and will open up a greater portion of the criminal justice market place for potential sales.


Results of Operations

Six Months June 30, 2001 Compared to the Six Months Ended June 30, 2000
-----------------------------------------------------------------------

Revenues for the six months ended June 30, 2001 of $725,258 decreased $682,080 or 48% from the six months ended June 30, 2000. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue for software and hardware during the period is attributed to a trend that the Company has noticed in a decrease in the sales of the SI-3000 product. Maintenance revenues decreased $35,819 or 12% from the six months ended June 30, 2000 primarily due to a decrease in the Company's customer's entering into such arrangements and the revenue sharing agreement with Itx on maintenance of the SI-3000 product line. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. More customers ordered such items in the six months ended June 30, 2001 versus June 30, 2000, which accounted for the modest increase. Cost of goods decreased $533,389 or 66% due to the decrease in revenues and was reduced to 37% of total revenues from 57% in the same period a year earlier. Overall the gross profit percentage per sale increased to 63% from 43% in the same period a year earlier. Both the lower cost of sales and the higher gross margin are attributed to the decrease in sales of SI-3000.

Costs and expenses decreased $276,571 or 12% during the six months ended June 30, 2001 versus the six months ended June 30, 2000. The decrease is due primarily to the decrease in cost of goods mentioned above, offset by an increase in general and administrative expenses of $126,358 or 16% due primarily to consulting expenses incurred for stock issuances. Other expenses also increased $279,474 due to interest expense in connection with the convertible debentures issued in 2000 and the six months ended June 30, 2001.

The net loss for the Company increased 45% for the six months ending June 30, 2001 to $1,303,638 from $898,229 for the six months ending June 30, 2000. This was principally due to the decrease in revenues during the period.

Three Months June 30, 2001 Compared to the Three Months Ended June 30, 2000
---------------------------------------------------------------------------

Revenues for the three months ended June 30, 2001 of $415,210 decreased $259,991 or 39% from the three months ended June 30, 2000. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue is attributed to the fact that the SI-3000 product line and associated hardware had a decrease in sales. Maintenance revenues decreased $11,773 or 8% from the three months ended June 30,2000 primarily due to a decrease in the Company's customer's entering into such arrangements and the revenue sharing agreement with Itx on maintenance of the SI-3000 product. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. More customers ordered such items in the three months ended June 30, 2001 versus 2000, which accounted for the modest increase. Cost of goods decreased $357,478 or 72% due to the decrease in revenues and was reduced to 34% of total revenues from 73% in the same period a year earlier. The gross profit percentage per sale increased by 36% compared to the same period a year earlier.


Costs and expenses decreased $206,308 or 15% during the three months ended June 30, 2001 versus the three months ended June 30, 2000. The decrease is due primarily to the decrease in cost of goods mentioned above offset by an increase in other expenses of $230,100 due to interest expense in connection with the convertible debentures issued in 2000 and the six months ended June 30, 2001.


The net loss for the Company increased 8% for the three months ending June 30, 2001 to $733,278 from $679,595 for the three months ending June 30, 2001. This was principally due to the decrease in revenues during the period.

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


Net cash used in operating activities for the six months ended June 30, 2001 and 2000 was $360,113 and $898,229, respectively. The change in cash from operating activities in 2001 versus 2000 of $538,116 was principally due to the increase in the net loss for the 2001 first six months ended June 30, 2001, versus 2000 of $405,409 and by other changes in operating assets and liabilities.


Net cash used in investing activities was $9,433 and $28,709 for the six months ended June 30, 2001 and 2000, respectively, reflecting a change of $19,276. This change is due to lesser purchases of furniture and equipment in the six months ended June 30, 2001.

Net cash provided by financing activities was $320,435 and $1,164,066 for the six months ended June 30, 2001 and 2000, respectively, reflecting a change of $843,631. This decrease was principally due to less proceeds received from the issuance of the Company's common stock in the first six months of 2001 versus the first six months of 2000.

                           PART II. OTHER INFORMATION
Item 1.

None

Item 2.        Changes in Securities and Use of Proceeds

During May 2001, the Company issued one convertible note for $40,000 with simple interest accruing at the annual rate of 10%. The Holder shall have the right to convert the principal and interest due under the notes into Shares of the Company's Common Stock at a conversion price that shall be equal to 50% of the mean average price of the Common Stock of the borrower for the ten (10) trading days prior to notice of conversion per share.

During April 2001, the Company issued two convertible notes for $100,000 and $15,000 respectively with simple interest accruing at the annual rate of 10%. The Holder shall have the right to convert the principal amount and interest due under the notes into Shares of the Company's Common Stock at a conversion price that shall be equal to 50% of the mean price of Common Stock of the borrower for the ten (10) trading days prior to notice of conversion per share.

During March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire March 4, 2003. The debentures are collateralized by substantially all of the Company's assets.

During January 2001 through July 2001, the Company granted 1,268,000 shares of restricted common stock for services performed or to be performed . Such shares were valued at the fair market value on the date the shares were granted.

Item 3.        Defaults Upon Senior Securities:

None.

Item 4.        Submission of Matters of a Vote to Security Holders

At the Annual Meeting held on July 26, 2001, the Company's shareholders elected a new Board of Directors and approved and consented to amend the Company's restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 150,000,000 shares.

The principal purpose of the amendment to the Certificate is to authorize additional shares of Common Stock which will be available to facilitate the current raising of additional capital through the sale of securities, to grant options or other stock incentives to the Company's employees, for a possible acquisition of another company or its business or assets, or to seek to establish a strategic relationship with a corporate partner.

The shareholders also approved and consented to increase the number of shares in the Digital Descriptor Systems, Inc. Employee Stock Option Plan from 300,000 to 5,000,000 shares.


Item 5.        Other Information

None


Item 6.        Exhibits and Reports on Form 8-K:

None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                  (Registrant)



      Date:  August 14, 2001    By: /s/ GARRETT U. COHN
                                    -------------------------------------------
                                        Garrett U. Cohn
                                        (President & Chief Executive Officer)


      Date:  August 14, 2001    By:  /s/ MICHAEL J. PELLEGRINO
                                     ------------------------------------------
                                         Michael J. Pellegrino
                                         (Vice President of Finance &
                                           Chief Financial Officer)


      Date:  August 14, 2001    By:  /s/ MYRNA L. MARKS-COHN, PH.D.
                                     ------------------------------------------
                                         Myrna L. Marks-Cohn Ph.D.


      Date:  August 14, 2001    By:  /s/ ROBERT GOWELL.
                                     ------------------------------------------
                                         Robert Gowell

      Date:  August 14, 2001    By:  /s/ JOHN J. BOYLE.
                                     ------------------------------------------
                                         John J. Boyle