Form 10QSB
period 2001-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2001-11-19
CIK 927454

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                                               -------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384
                                                -------

                        Digital Descriptor Systems, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           23-2770048
-------------------------------                       -----------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                         identification number)

    446 Lincoln Highway, Fairless Hills, PA                     19030
    ----------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip Code)

       Registrant's Telephone number, including area code: (267) 580-1075
                                                           --------------

--------------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes X       No

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                                                  Outstanding at
            Class of Common Stock                        October 31, 2001
            ---------------------                       --------------------
              $.001 par value                            28,165,899 shares

             Transitional Small Business Disclosure Format Yes ___  No  X
                                                                       ---

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Balance Sheets at September 30, 2001 and December 31, 2000

             Statements of Operations for the three and nine months ended September 30, 2001 and 2000

             Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

             Notes to Financial Statements - September 30, 2001

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

     Item 3. Defaults Upon Senior Securities:

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION

      ITEM I.     FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                September 30               December 31
                                                                                   2001                      2000
                                                                                   -----                     ----
                                                                                 (Unaudited)                (Note 2)
Assets
Current assets:
   Cash                                                                          $  157,572                $  202,877
   Restricted cash                                                                       -                     10,452
   Investments                                                                        1,000                     1,000
   Account receivable, less allowance for uncollectible
      accounts of $90,000 (unaudited) and $114,000 in
      2001 and 2000, respectively                                                   555,731                   526,292
   Inventory                                                                         47,987                    22,596
   Prepaid expenses                                                                 335,554                     8,698
   Debt discount and deferred financing costs                                       614,056                   228,500
                                                                                 ----------                ----------
Total current assets                                                              1,711,900                 1,000,415

   Note receivable - Officer                                                        174,431                   165,525
   Software development costs, at cost, net                                         333,181                   413,604
   Furniture and equipment, at cost, net                                             67,180                   172,046
   Deposits and other assets                                                         24,395                    31,454
                                                                                 ----------                ----------
Total assets                                                                     $2,311,087                $1,783,044
                                                                                 ==========                ==========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                              $  657,040                $  481,163
   Accrued expenses                                                                 169,303                   189,209
   Deferred income                                                                1,403,136                   854,787
   Current portion of equipment loan                                                  7,195                     7,147
   Convertible debentures                                                           805,000                   200,000
                                                                                 ----------                ----------
Total current liabilities                                                         3,041,674                 1,732,306

   Equipment Loan                                                                    23,224                    28,626
                                                                                 -----------               ----------
Total liabilities                                                                $3,064,898                $1,760,932
                                                                                 ----------                ----------

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                                September 30           December 31
                                                                                   2001                    2000
                                                                                   -----                   ----
                                                                                 (Unaudited)
Shareholders' equity (deficit):
   Preferred Stock, $.01 par value, authorized shares - 1,000,000; issued and outstanding - none
   Common Stock, $.001 par value, authorized shares -                                 25,771                20,011
     150,000,000 at September 30, 2001 and 50,000,000
      at December 31, 2000; issued and outstanding shares - 25,771,009
     (unaudited) and 20,011,612 at September 30, 2001 and December 31, 2000,
     respectively
   Additional paid-in capital                                                     15,665,677            14,544,579
   Accumulated deficit                                                           (16,445,259)          (14,542,478)
                                                                                 -----------           -----------
Total shareholder's equity (deficit)                                                (753,811)               22,112
                                                                                 -----------           -----------
Total liabilities and shareholders' equity (deficit)                             $ 2,311,087           $ 1,783,044
                                                                                 ===========           ===========


















   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended                                       Nine Months Ended
                                             September 30                                            September 30
                                        2001               2000                              2001                    2000
                                        ----               ----                              ----                    ----
Revenues:
 Software                           $   249,755           $   366,965                  $   591,066               $   957,189
 Hardware                                19,751                80,043                       68,325                   451,621
 Maintenance                            127,756               219,512                      396,674                   524,249
 Consulting                              20,968               111,698                       55,468                   224,935
 Other                                    9,313                11,451                       41,268                    39,013
                                    -----------           -----------                  -----------               -----------
                                        427,543               789,669                    1,152,801                 2,197,007

Costs and expenses:
 Cost of revenues                       164,722               389,537                      434,510                 1,192,714
 General and administrative             403,357               630,393                    1,320,601                 1,421,279
 Sales and marketing                     56,044               239,463                      362,605                   656,883
 Research and development               144,724               115,013                      284,818                   363,433
 Depreciation and amortization           68,119                25,358                      189,055                    75,953
 Other (income) expense, net            189,715                (3,168)                     463,993                    (8,099)
                                    -----------           -----------                  -----------               -----------
                                      1,026,681             1,396,596                    3,055,582                 3,702,163
                                    -----------           -----------                  -----------               -----------
       Net loss                     $  (599,138)          $  (606,927)                 $(1,902,781)              $(1,505,156)
                                    ===========           ===========                  ===========               ===========
Net loss per common share
   (basic and diluted)              $     (0.03)          $     (0.03)                 $     (0.09)              $     (0.08)
                                    ===========           ===========                  ===========               ===========

Weighted average number of
   common shares outstanding
   (basic and diluted)               22,776,744            18,806,612                   21,708,767                18,083,970
                                    ===========           ===========                  ===========               ===========










    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                             September 30
                                                                                   2001                       2000
                                                                                   -----                     ------
Cash flows from operating activities:
Net loss                                                                       ($1,902,781)                (1,505,156)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                189,055                     75,953
      Compensation expense in connection with issuance                             266,781                    220,000
          of  common stock
     Amortization of unearned compensation                                               -                     14,000
     Amortization of debt discount                                                 440,444                          -
     Accrued interest converted into Common Stock                                    5,077
   Changes in operating assets and liabilities:
      Accounts receivable                                                          (29,439)                   389,918
      Inventory                                                                    (25,391)                    19,038
      Prepaid expenses, deposits and other assets                                 (319,797)                   (19,221)
      Accounts payable                                                             175,877                     43,927
      Accrued expenses                                                             (19,906)                  (127,130)
      Deferred income                                                              548,349                   (199,640)
                                                                               -----------                -----------
Net cash used in operating activities                                             (671,731)                (1,088,313)


Cash flows from investing activities:
   Decrease in restricted cash                                                      10,452                          -
   Purchase of furniture and equipment                                              (3,766)                   (24,796)
   Increase in officer note receivable                                              (8,906)                    (8,906)
                                                                               -----------                -----------
Net cash used in investing activities                                               (2,220)                   (33,702)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                -                  1,164,066
   Net proceeds from issuance of convertible debentures                            755,000                          -
   Deferred financing costs                                                       (121,000)                         -
   Repayment of equipment loan                                                      (5,354)                         -
                                                                               -----------                -----------
Net cash provided by financing activities                                          628,646                  1,164,066
                                                                               -----------                -----------
Net (decrease) increase in cash                                                    (45,305)                    42,051

Cash at beginning of period                                                        202,877                    177,223
                                                                               -----------                -----------
Cash at end of period                                                          $   157,572                $   219,274
                                                                               ===========                ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                     $       360                $     1,748
                                                                               ===========                ===========
  Debt discount in connection with convertible debentures                      $   705,000                $         -
                                                                               ===========                ===========
  Conversion of debentures and related accrued interest to
    Common Stock                                                               $   155,077                $         -
                                                                               ===========                ===========

                        DIGITAL DESCRIPTOR SYSTESMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001

1.  BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended September 30, 2001 and 2000. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2.  BASIS OF PRESENTATION

The financial statements and disclosures included herein for the three and nine months ended September 30, 2001 and, 2000 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Software Development Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed, and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During 1999, $413,604 was capitalized as software development costs in connection with the Company's new product entitled Compu-Scan, a computerized inkless fingerprint device. The Company awarded a contract to Titan Systems Corporation's DBA division for technical assistance in achieving final compliance with the FBI certification process. Such certification is not required to sell this device for commercial (non-government) applications, and as of March 31 2001, the Company believed the product meets the necessary specification and is available for general release to customers.

Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release to customers. Amortization expense of $34,467 and $80,423 was recorded during the three and nine months ended September 30, 2001, respectively. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

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

4.  CONVERTIBLE DEBENTURES

During March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire March 4, 2004. The debentures are collateralized by substantially all of the Company's assets. During April 2001, the Company issued two convertible notes for $100,000 and $15,000, and one convertible note in May 2001 for $40,000 respectively, with interest at 10% per annum. Interest on these Notes shall be payable quarterly commencing June 30, 2001. The holder has the right to convert the debentures and interest accrued into shares of the Company's Common Stock at a conversion price per share that shall be an amount equal to 50% of the mean average price of the Common Stock for the ten (10) trading days prior to notice of conversion per share. During September 2001, the Company issued $400,000 of convertible debentures to the same investors under the same terms as the debentures issued in March 2001, however, there were no warrants attached to these debentures. The intrinsic value of the beneficial conversion feature relating to all of the debentures issued in 2001 of $705,000 has been allocated to paid in capital. This resulting debt discount will be amortized over the life of the debentures.

During September 2001, $35,000 of the convertible debentures issued in December 2000 were converted into 1,000,000 shares of Common Stock.

During September 2001, the holder of the $100,000 note issued in April 2001 converted the note into 1,428,571 shares of free trading Common Stock and 1,252,069 shares of restricted stock. The conversion price was valued at $.03895 per share in accordance with the agreement terms.

During September 2001, the $15,000 note issued in April 2001 was also converted into 214,286 shares of free trading Common Stock and 246,471 shares of restricted stock. The conversion price for this transaction was valued at $.034 per share in accordance with the agreement terms

Subsequent to September 30, 2001, an additional $35,000 of the convertible debentures issued in December 2000 were converted into 1,232,396 shares of Common Stock. During October, 2001 investors also converted interest accrued into 1,012,494 shares of Common Stock.

5.  EQUITY TRANSACTIONS

During the quarter ended September 30, 2001, the Company granted 350,000 shares of restricted common stock to certain parties in connection with raising capital and for services performed. Such shares were valued at the fair market value on the date the shares were granted.

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

The Company's long-term objectives are to obtain enough products to sell to the commercial market as well as into its basic business market--Criminal Justice -- so that sales will expand adequately to allow for profits. Four such new products are the Compu-Scan 3000, FMS (Fingerprint Matching System), Compu-Capture lite, and Identify On Demand.

The Company introduced a new product, "Identify On Demand", an ID System for the commercial market developed from and installed in many criminal justice jurisdictions. This is the first ID solution for the commercial market DDSI has ever modeled after our widely sold criminal justice products. Since September 11th we've had numerous requests for a secure biometric ID application to be used in buildings, small airports, offices, factories, apartments, etc. in order to identify and verify individuals. Our new turnkey "Identify on Demand" system provides for a PVC card with three or four lines of descriptive data, a full color photo, and options for fingerprints, signature, magnetic stripe or barcode applications. "Identify On Demand" is expandable to include fingerprint matching, use as an access control card, as well as the ability to integrate data and images to other software.

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

In conjunction with bringing the Compu-Scan 3000 online, the Company is doing the following in its effort to reach profitability:

      o Cut costs in areas that add the least value to the Company.
      o Derive funds through investigating business alliances with other companies who may wish to license the Compu-Scan device.
      o Increase revenues through the introduction of a scaled down version of our Compu-Capture product. The Compu-Capture lite is a low cost product and will open up a greater portion of the criminal justice market place for potential sales. Identify on Demand is the commercial version of Compu-Capture lite

Results of Operations

Three Months September 30, 2001 Compared to the Three Months Ended September 30, 2000
------------------------------------------------------------------

Revenues for the three months ended September 30, 2001 of $427,543 decreased $362,126 or 46% from the three months ended September 30, 2000. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue is attributed to the fact that the SI-3000 product line and associated hardware had a decrease in sales. Maintenance revenues decreased $91,756 or 42% from the three months ended September 30,2000 primarily due to a decrease in the Company's customer's entering into such arrangements and the revenue sharing agreement with Itx on maintenance of the SI-3000 product. Cost of revenues decreased $224,815 or 58% due to the decrease in revenues and was reduced to 38% of total revenues from 49% in the same period a year earlier.

Costs and expenses decreased $369,915 or 26% during the three months ended September 30, 2001 versus the three months ended September 30, 2000. The decrease is due primarily to the cost containment efforts of the Company. This decrease was offset by an increase in other expenses of $192,883 due to interest expense in connection with the convertible debentures issued in 2000 and during the nine months ended September 30, 2001, and the amortization expense of the capitalized software cost of Compu-Scan.

Nine Months September 30, 2001 Compared to the Nine Months Ended
September 30, 2000
----------------------------------------------------------------

Revenues for the nine months ended September 30, 2001 of $1,152,801 decreased $1,044,206 or 48% from the nine months ended September 30, 2000. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue for software and hardware during the period is attributed to a decrease in the sales of the SI-3000 product, which the Company has ceased to actively sell. Maintenance revenues decreased $127,575 or 24% from the nine months ended September 30, 2000 primarily due to a decrease in the Company's customer's entering into such arrangements and the revenue sharing agreement with Itx on maintenance of the SI-3000 product line. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. More customers ordered such items in the nine months ended September 30, 2001 versus September 30, 2000, which accounted for the modest increase. Cost of goods decreased $758,204 or 64% due to the decrease in revenues and was reduced to 37% of total revenues from 54% in the same period a year earlier. Both the lower cost of sales and the higher gross margin are attributed to the decrease in sales of SI-3000.

Costs and expenses decreased $646,581 or 17% during the nine months ended September 30, 2001 versus the nine months ended September 30, 2000. The decrease is due primarily to the strict cost containment measures the Company has put in place and the dismissal of the sales staff. Non-operating expenses increased $80,423 due to the amortization of the capitalization development expense or the Compu-Scan device. Other expenses also increased $440,444 due to interest expense in connection with the convertible debentures issued in 2000 and in the nine months ended September 30, 2001.

The net loss for the Company increased 26% for the nine months ending September 30, 2001 to $1,902,781 from $1,505,156 for the nine months ending September 30, 2000. This was principally due to the decrease in revenues the period.

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

Net cash used in operating activities for the nine months ended September 30, 2001 and 2000 was $671,731 and $1,088,313, respectively. The change in cash from operating activities in 2001 versus 2000 of $416,582 was principally due to the increase in the net loss for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000 of $397,625, as well as due to amortization of debt discount of $440,444 for the nine months ended September 30, 2001, offset by other changes in operating assets and liabilities.

Net cash used in investing activities was $2,220 and $33,702 for the nine months ended September 30, 2001 and 2000, respectively, reflecting a change of $31,482. This change is due to lesser purchases of furniture and equipment in the nine months ended September 30, 2001.

Net cash provided by financing activities was $628,646 and $1,164,066 for the nine months ended September 30, 2001 and 2000, respectively, reflecting a change of $535,420. This decrease was principally due to zero proceeds received from the issuance of the Company's common stock in the first nine months of 2001, versus $1,164,066 received in the first nine months of 2000. The Company did receive proceeds of $755,000 in convertible debentures during the nine months ended September 30, 2001.

                           PART II. OTHER INFORMATION
                           --------------------------
Item 1.

None

Item 2.        Changes in Securities and Use of Proceeds

During September 2001 approximately $35,000 of the convertible debentures issued in December 2000 have been converted into Common Stock totaling 1,000,000 shares. The debentures were converted in accordance with the agreements. Subsequent to September 30, 2001, an additional $35,000 of the convertible debentures issued in December 2000 have been converted in common stock totaling 1,232,396 shares. The investors also converted interest accrued into 1,012,494 shares of common stock.

During September 2001, the holder of the $100,000 note issued in April 2001 converted the note for 1,428,571 shares of free trading common stock and 1,252,069 shares of restricted stock. The conversion price was valued at $.03895 per share in accordance with the agreement.

During September 2001, the $15,000 note was also converted into 214,286 shares of free trading common stock and 246,471 shares of restricted stock. The conversion price for this transaction was valued at $.034 per share in accordance with the agreement.

During September 2001, the Company issued $400,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debentures are collaterated by substantially all of the Company's assets. The intrinsic value of the beneficial conversion features relating to these convertible notes issued in September 2001 of $350,000 has been allocated to paid in capital. This resulting debt discount will be amortized over the term of the debentures

During April 2001, the Company issued two convertible notes for $100,000 and $15,000, and one convertible note in May 2001 for $40,000 respectively, with interest accruing at the annual rate of 10% interest on these Notes shall be payable quarterly commencing June 30, 2001. The holder has the right to convert the debentures and interest accrued into shares of the Company's Common Stock at a conversion price per share that shall be an amount equal to 50% of the mean average price of the Common Stock for the ten (10) trading days prior to notice of conversion per share. The intrinsic value of the beneficial conversion features relating to the convertible notes issued in April and May 2001 of $155,000 has been allocated to paid in capital. This resulting debt discount will be amortized over the term of the debentures

During March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire March 4, 2004. The debentures are collateralized by substantially all of the Company's assets.

During January 2001 through July 2001, the Company granted 1,303,000 shares of restricted common stock for services performed or to be performed. Such shares were valued at the fair market value on the date the shares were granted.


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

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)



      Date:  November 19, 2001  By: /s/ GARRETT U. COHN
                                    --------------------------------------------
                                    Garrett U. Cohn
                                    (President & Chief Executive Officer)


      Date:  November 19, 2001  By:  /s/ MICHAEL J. PELLEGRINO
                                     -------------------------------------------
                                     Michael J. Pellegrino
                                     (Vice President of Finance & Chief
                                     Financial Officer)


      Date:  November 19, 2001  By:  /s/ MYRNA L. MARKS-COHN, PH.D.
                                     -------------------------------------------
                                     Myrna L. Marks-Cohn Ph.D.


      Date:  November 19, 2001  By:  /s/ ROBERT GOWELL.
                                     -------------------------------------------
                                     Robert Gowell

      Date:  November 19, 2001  By:  /s/ JOHN J. BOYLE.
                                     -------------------------------------------
                                     John J. Boyle