Form 10KSB
period 2001-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2002-04-15
CIK 927454

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
         (MarkOne)
         [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2001.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ____________

                         Commission file number 0-26604
                                                -------

                        Digital Descriptor Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                       23-27700048
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

446 Lincoln Highway, Fairless Hills, PA                         19030
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
Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form10-KSB.___

The issuer had revenues of $1,726,707 for the fiscal year ended December 31, 2001.

As of March 31, 2002, 53,065,578 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on March 31, 2002 was approximately $530,655.78 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format        Yes      No  X
                                                         ---     ---

================================================================================

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

Our Business

         DDSI develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, digitize the image, link the digitized images to text and store the image and text on a computer database which allows for transmitting the image and text by computer or over telephone transmission lines to remote locations.

         Imaging technology enables computers to record, store and retrieve both textual information and visual images. The common problem in imaging technology is how to record, store, process and retrieve information and images within the same system. DDSI's software programs utilize technology to link the textual information with the images so that customers can record and retrieve related text and images. DDSI originally developed the software to address the information retrieval problems of tax assessors. DDSI subsequently adapted the software for use by law enforcement agencies and management of jail facilities. DDSI's software also addresses different information retrieval needs such as reproducing line ups and producing housing badges (jails), bar coded wristbands for identification, which facilitates movement within jails and courts, and storing and retrieving hand written and computer generated document images within arrest records.

Product and Services

Compu-Capture(R)

         DDSI's principal product is the Compu-Capture(R) law enforcement program. This program combines digitized image and textual information. The system has been developed primarily for the criminal justice market, including law enforcement, jail and correctional facilities.

         Information is entered into the Compu-Capture(R) system at the time a subject is booked or enters the facility, including a video image of the subject, a "mug shot". The Compu-Capture(R) system reduces the time needed to take and process mug shots and improves the quality of the mug shot. The booking officer can preview each mug shot image on the computer screen before processing and storing the image to insure accuracy and clarity. Once an acceptable image is obtained, the booking officer can rapidly store the image through the computer application, along with the booking record, physical characteristics and other pertinent text material.

         The information entered into the Compu-Capture(R) system can include names, aliases, physical characteristics, such as size, hair color, facial scars or physical deformities.

         Once the data is entered into the Compu-Capture(R) system, the visual image and textual material can be utilized in a variety of ways. Mug shots can be retrieved on the computer screen or printed individually, with or without text information, or as part of a computer-generated line-up. The digitized mug shot and information can be transmitted to remote locations by telephone line or radio frequency or through computer networks and can be retrieved rapidly from central and/or remote locations.

         The Compu-Capture(R) system produces images that meet or exceed the suggested requirements of the Department of Justice National Crime Information Commission 2000 ("NCIC" 2000), the standard adopted by Federal Bureau of Investigation for the quality of mug shots and their transmission. The NCIC does not certify or otherwise approve any mug shot systems.

         The Compu-Capture(R) system's technology can also be used in commercial applications that are unrelated to law enforcement, such as for security or access control, identification cards with photographs for employee identification, voter registration cards, national welfare identification cards, drivers' licenses, all with or without the use of fingerprints and/or signatures.

         The following versions of the Compu-Capture offered are as follows:

Compu-Capture(R) 32

         Compu-Capture(R) 32 is DDSI's stand alone application. This version of the Compu-Capture(R) product line contains its own database and can function on its own without integration into law enforcement existing records or a jail management system. The database allows for the capture of basic demographic information such as physical characteristics. This information can then be sorted for quick and easy retrieval of a particular record or various records with similar characteristics. The CPC32 can be used on a Personal Computer or networked together.

Compu-Capture(R) ActiveX32

         Compu-Capture(R) ActiveX32 is a fully functioning executable product that image-enables any host based records or jail management system without costly integration. The advantage to this product is it eliminates multiple databases and duplicate data entry from one system to another.

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

Compu-Scene

         The Compu-Scene program uses a computer aided drafting program to compose drawings with simple drag-n-drop technology, making accident and crime scene drawings easy. The user simply draws a room or intersection to scale with the CAD (Computer Assisted Design) program and then simply drops in the pre-drawn templates to complete the scene.

Maintenance and Support

         In addition to the installation of DDSI's systems, DDSI trains the personnel of the system purchaser in the use and operation of the system. DDSI provides maintenance and support for a limited period of time. DDSI also offers its' customers ongoing maintenance and support plus updates of the software, for an annual fee.

New Products

Identity On Demand:

         The Identity On Demand system is a secure biometric ID application to be used in buildings, small airports, offices, factories, apartments, etc. in order to identify and verify individuals. The "Identity on Demand" system provides for a PVC card to contain three or four lines of descriptive data, a full color photo, and options for fingerprints, signature, a magnetic stripe or barcode applications. "Identity On Demand" is expandable to include fingerprint matching, use as an access control card, as well as the ability to integrate data and images to other software.

FMS  ("Fingerprint Matching System")

         In December of 2001, DDSI secured a royalty license from AuthenTec Inc., Melbourne, Florida, for a software suite called PowerMatch(TM) ("FMS") that enables the end user to capture, digitize, store, retrieve and match fingerprints. DDSI subsequently renamed the software FMS ("Fingerprint Matching System"). The agreement provides DDSI with a worldwide, non-exclusive license to sell the Power Match Software (FMS). Previously the company had a limited license with Harris Corporation (NYSE:HRS) allowing for sales to only the criminal justice market. AuthenTec Inc. owns all the rights to PowerMatch (FMS). The company added all commercial markets to its licensing arrangements by contract with AuthenTec Inc. To date two FMS sales have occurred.

         FMS is available in the form of a Software Development Kit (SDK) and has been integrated with DDSI's new Compu-Capture technology to create "Identity on Demand." Since FMS is highly scalable (from 500 to 500,000 files), DDSI can offer it for large national databases such as voter registration, drivers license or national security identification systems or to small jails.

Compu-Scan 3000

         The Compu-Scan is a non-contact inkless direct reader fingerprint system. During 1998, The Company entered into in a development contract with ISC/US (Fort Lauderdale, FL and Hamburg, Germany), an engineering firm having a specialized background in fingerprint technology, to develop a computerized inkless, non-contact fingerprint capture device called the Compu-Scan 3000. Under this agreement, the Company granted ISC/US the funds (non reimbursable) to develop the Compu-Scan 3000 based on certain specification requirements provided by DDSI. The development process of the Compu-Scan 3000 will not be deemed complete until FBI certification is achieved. In return, the Company has worldwide rights to sell this product without a royalty fee. There are two parts to the Compu-Scan unit; one is the single finger roll unit, which includes the "rolled" fingerprints of the individual fingers and the other is a slap unit, which captures the four fingers simultaneously from each hand and then the two thumbs.

         The Compu-Scan electronically reads and creates a digital image of a fingerprint. Contact inkless fingerprint capture devices typically record fingerprint images by rolling (contacting) the fingers of a subject on the surface of an optical assembly, creating an optical image of the fingerprint, and then converts the optical image into a digital image by a photo-imaging detector. The Compu-Scan operates in a similar manner, but without direct contact by the finger to the device. The Compu-Scan captures the fingerprint by placing the finger over an opening in the Compu-Scan which projects a light onto the suspended finger upon which a camera captures the resulting reflected fingerprint image.

         Under federal regulation, law enforcement agencies in the United States may only utilize fingerprint systems that have passed an extensive FBI certification process. As a result any inkless fingerprint system developed by DDSI must pass the FBI certification process before it can be distributed to law enforcement agencies in the United States. DDSI however, can supply an inkless non-contact fingerprint system prior to FBI certification for commercial business use, for example, for ATM machines, biometric identification for universities, libraries, access control and any such commercial application, which does not require a rolled fingerprint match.

         In On July 25th, 2000, DDSI awarded a contract to DBA Systems, a division of Titan Systems Corp., for technical assistance in achieving compliance with the FBI certification process.

         After discussions with Titan and other parties, it was recommended that DDSI replace the system lens and possibly recast the structure of the single finger roll unit to fit the new lens in order to meet FBI certification requirements. Upgrading, testing and redesigning the Compu-Scan to meet FBI requirements could take an additional 12 to 18 months, and will require additional funding of at least $400,000. The Company is unsure at this time that it will be able to obtain the necessary funding to complete the project.

         The FBI has recently made available an acceptable palm print capture image. With the possibility of enhancing the Compu-Scan slap unit (as discussed above), and with the heightened awareness of homeland security resulting from the events of September 11, 2001, DDSI put a temporary hold on modifying its present Compu-Scan system and started researching what it would take to enhance its present system to be able to scan both a fingerprint and/or a palm print plus meet FBI Appendix F requirements. This research is anticipated to be completed by September/October 2002 if the Company can obtain the necessary funding. It is estimated that this additional research will require $200,000 funding to complete; however, more exact costing will be forthcoming following lens testing results.

         If the research information results are favorable, DDSI will redesign the unit for FBI certification and commercial production. This should occur during the third or fourth quarter of 2002. If the research is unsuccessful, DDSI intends to continue with the original design of the fingerprint slap unit.

         During December 2001, the Company revised its anticipated certification date for its' Compu-Scan product indefinitely after its submission was not accepted by the FBI. Additionally, there are no assurances that the FBI will ever certify the technology. As such, and since the Company is unable to forecast any revenues from the product, the Company has written off the investment in Software Development of $413,604 in the fourth quarter of 2001.

Marketing

Law Enforcement Applications

         DDSI markets and sells its law enforcement product line through an internal sales force, an independent dealer network and vendors of compatible software applications.

         DDSI employs three (3) full-time employees in sales, marketing or sales management. Leads are generated by DDSI's marketing department and followed up by the salesmen, who sell directly to the end user. The employees also work with sales employees of other vendors in making sales calls and proposals.

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

         DDSI also relies on maintaining ongoing relationships with vendors for continuing sales introductions to new customers. DDSI has concentrated on expanding the compatibility of its Compu-Capture(R) system with more computer software applications in order to expand the number of vendors that may recommend DDSI's products.

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

Greater Penetration of Existing Customers

         In addition to seeking new customers, the Company has recently established a marketing program to focus on the existing customer base, which are potentially over 1,000 agencies. The Company believes with this addition that it can now capitalize and generate increased revenues from its existing customers.

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

Seek Acquisitions and Alliances

         Depending on the availability of funds, DDSI intends to continue developing software interfaces to make its products compatible with new and expanded versions of systems offered by strategic alliances and other vendors of criminal justice software. DDSI believes that expanding the number of law enforcement systems with which the Compu-Capture(R) systems are compatible will assist DDSI in maintaining its competitiveness.

Sales by Geographic Area

         During the fiscal years ended December 31, 2001, 2000, 1999 and 1998, 89%, 93%, 95% and 99%, respectively, of DDSI's revenues have been from domestic customers. Foreign sales for 2000, 1999 and 1998 were $205,953, $150,209 and $6,104, or an aggregate for these years of approximately $362,266.

Competition

         DDSI has multiple solutions being sold to the Criminal Justice market with its competitive position varying by product.

         DDSI's Compu-Capture(R) system (video imaging mug shot solution), currently has two national competitors, Printrak Inc., Anaheim, CA (recently purchased by Motorola) and ImageWare Systems of San Diego, California.

         The Compu-Scan 3000 if certified, will have three main competitors, CrossMatch, Digital Biometrics, Inc (recently merged with Visionics), and Identix Incorporated (announced plans to merge with Visionics on February 22,2002) market inkless computerized fingerprint capture systems on a national basis and each have received FBI certification. Both companies are publicly held corporations and have been marketing their fingerprint systems for several years. There are no guarantees that the Company will be able to successfully compete against these existing products.

         The Compu-Sketch is a computerized, non-artistic, professional composite system. Though there is significant competition in this field, DDSI believes that the Compu-Sketch provides an easier system to use plus offers a larger database than its competitors.

         DDSI's Compu-Scene product is not individually marketed. DDSI carries it in order to provide to its customers a more complete package of products.

         The FMS solution resembles other fingerprint capture, store, retrieval and compare software, but is different in both the size of the database it can store and search, and in the scalability of hardware requirements. DDSI plans to sell the FMS as a stand-alone matching solution as well as to integrators, and intends to package it with its Compu-Scan system.

         Motorola entered into the Criminal Justice field by purchasing Printrak Inc., and offers a suite of solutions from data transmission to MDT (patrol cars) through bookings, fingerprint capture, mug shots and related systems. Printrak's products are centered around records management, jail management and AFIS solutions. AFIS is a large computerized installation used generally at the state level, that compares fingerprints that are entered into the system from different jurisdictions and identifies those prints within hours versus days and weeks when done by hand. Printrak's main product by dollar volume is AFIS. DDSI believes that Motorola would most likely specialize in large installations, where as DDSI's target is the small and medium size markets. Thus, we believe Motorola's entrance into the industry should have a minimal negative affect on our Company and management believes Motorola's entrance into the field will help advance product knowledge to the digitized imaging market.

Suppliers

         DDSI's programs are compatible with the IBM AS400 and other mainframe and mini computer manufacturers. The peripheral equipment used in connection with DDSI's system, such as video equipment, can be provided by a wide range of manufacturers. As a result DDSI is not dependent on any particular supplier or raw material.

Government Regulation or Government Approval

         Most law enforcement agencies purchasing new or upgraded or expanded systems require that the system meet the requirements of NCIC2000, ANSI-NIST standards and standards issued by the National Crime Information Commission and by the FBI. All DDSI products and solutions were required to meet these requirements.

         The FBI has developed an extensive certifying process that an inkless fingerprint system must pass before the FBI will accept cards produced by that system. ISC/US has agreed to grant DDSI the right to distribute an inkless fingerprint system that has not been certified by the FBI. While there is no assurance that the Compu-Scan inkless fingerprint system will successfully complete the FBI certification process, the system produces fingerprint cards similar in quality and type to other fingerprint systems that have been approved by the FBI. DDSI believes that its Compu-Scan 3000 inkless fingerprint system will meet the requirements of the FBI certification process, assuming it can obtain the necessary funding to complete development of the product.

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

Research and Development

         As mentioned above, DDSI has put a temporary hold on modifying its present Compu-Scan system and started research on what it would take to upgrade the present system to be able to scan both fingerprints and a palm print with the slap unit, plus meeting FBI image requirements. This research should be completed by September/October 2002.

Patents, Trademarks and Licenses

         DDSI has one patent application, number 09/08/800, for a "Device and Method for Scanning and Mapping a Surface", which was filed in October 1998. The primary use of the device is a contactless fingerprinting system.

         DDSI owns the proprietary rights to the software used in the Compu-Capture(R) programs. In addition, DDSI owns the rights to the trademarks "Compu-Capture(R)", "Compu-Color(R)" and "Compu-Scan(R)" both trademarks have been registered with the United States Patent and Trademark Office.

         The following names are trademarked by DDSI and are nationally recognized by our marketplace and associated with DDSI: Compu-Capture 2000, Compu-Scan, Compu-Scene, Compu-Color, Compu-Sketch, SI3000, Compu-Capture 2000 FE and Compu-Capture ActiveX32.

Other Events

         On March 18 and March 11, 2002, DDSI announced an array of upgrades, additional licenses and the addition of new customers which included the successful installation of a multi-user solution in Illinois, five additional workstations and an ID badging module to a Mississippi agency, as well as one of New Jersey's largest counties Prosecutor's office.

         On March 4, 2002, the Company announced the sale of an ID Badging System to one of its existing customers (Natchez, Mississippi). The ID Badging System will be used to accurately identify all city employees including but not limited to Policeman, Fireman, Security Guards, Crossing Guards, etc.

         On February 22, 2002, DDSI announced the sale of a new countywide solution sold in California. This sale will encompass 4 separate processing stations around the county that will be integrated with the countywide CAD (Computer Assisted Design) and RMS (Record Management System) systems.

         On January 29, 2002, the Company announced a major reorganization of DDSI's management team. Mr. Robert Gowell was appointed as CEO and Co-Chairman of the Board of Directors. Mr. Michael J. Pellegrino will serve as President and Chief Operating Officer of the Company in addition to his current position as CFO. Mr. Randolph Hall was appointed as Vice President of Sales.

         On January 23, 2002 DDSI announced the appointment of Anthony Shupin, Vincent Moreno, Michael J. Pellegrino and Robert Gowell to the Company's Board of Directors. The Company also announced that Ms. Myrna Marks-Cohn, Ph.D, resigned from the Board of Directors for personal reasons.

         On January 3, 2002, the company announced a new and expanded agreement with privately held Authentec, Inc. to sell its Finger Print Matching System
(FMS) to commercial markets. DDSI had previously only held the rights to sell FMS to the criminal justice markets.

         On December 5, 2001, DDSI announced the formation of a new advisory board. The focus of the new board will be to assist and advise management of the company in all areas of its business.

         On November 26, 2001, the Company announced the completion of recently awarded contracts to integrate solutions in Haverhill and Stoneham, Massachusetts. The contracts totaled $52,000 and provide over $2,000 annually in maintenance fees.

         On November 15, 2001, DDSI announced the first non-criminal justice market sale of its new Fingerprint Matching System (FMS), which was acquired by a county's Department of Health and Human Services (HHS) for the purposes of identifying and tracking its homeless population.

         On November 2, 2001, the Company announced the signing of a development contract for the Compu-Capture Enterprise Suite (CCES), with Pennsylvania-based IT developer, ImageVision.Net (IMV). CCES will incorporate DDSI's FMS and Compu-Scan 3000 systems as well as Document Imaging, Workflow and Facial Recognition Software.

         On October 29, 2001, DDSI announced the availability of its new "Identity On Demand" secure ID product, an ID System for the commercial market. This product was developed by integrating FMS' core technology with the Compu-Capture(R) core technology.

Employees

DDSI employs a total of 8 full time employees and 1 part time employee.

ITEM 2. Description of Property

         The Company operates from a single location. During May 2000, the Company entered into a new five-year operating lease for its office facility. The office facility is located at 446 Lincoln Highway, Fairless Hills, PA. 19030, and contains approximately 5,900 square feet of office space. Future minimum lease commitments in connection with this lease are approximately $120,200 in 2001, $102,000 in 2002, $105,000 in 2003, $108,000 in 2004 and
$54,700 in 2005.

ITEM 3. Legal Proceedings

         Robert Martin - Shareholder Threatening Lawsuit

         On January 18, 2002, DDSI's Board of Directors received notification of a pending lawsuit from Robert P. Martin who purchased shares pursuant to a private placement offering in October 2001. The letter alleged false and misleading misrepresentations made to Mr. Robert Martin by Mr. Garrett Cohn and Mr. Scott Gallagher (About Face Communications) involving convertible debenture funding.

         The shareholder threatened a direct and derivative action suggesting the convertible debt was not legally authorized.

         On March 14, 2002, DDSI was notified by the SEC that they were in receipt of this complaint.

         The Company disputes the allegations made in the complaint in that the Company is unaware of any false and misleading misrepresentation and the notification contained insufficient grounds. Furthermore, the convertible debt was legally authorized. At the time of the vote there were three members of the Board of Directors. Two were present and voted on behalf of accepting the convertible debenture. In addition corporate counsel was contacted prior to the vote and after review of the Corporate Bylaws indicated that there was a quorum present, therefore any business transacted by the Board would be legal and binding. Thus, the Company intends to vigorously defend itself.

         AccuSoft

         On July 16, 2001, AccuSoft Corporation filed a complaint against DDSI in the United States District Court for the Central District of Massachusetts, Civil Action No. 0140132-NMG.

         AccuSoft sought the following relief:

              A. The termination of the following licenses: ImageGear 6.0, 95 and 98.
              B. A preliminary injunction enjoining DDSI from using the above licenses in the sales of their products.


ITEM 4. Submission of Matters to a Vote of Securities Holders

         There have been no submissions of matters to a vote of Securities holders during fiscal year 2001.

                                     PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters


         DDSI's Common Stock has been quoted on the OTC:BB since July 7, 1997 under the symbol "DDSI". As of November 4, 1999 DDSI's shares traded on the pink sheets; however, the Company returned to trading on the OTC Bulletin Board effective February 23, 2001. The following table set forth, the high and low bid prices for the Common Stock for the quarters indicated. As of December 31, 2001 there were approximately 2,500 shareholders of record. The source of the quotes is AOL Ticker.

                                        Common Stock
                                          Bid Price
                              -------------------------------

Calendar Year 1999            Low                       High
------------------
First Quarter                 $0.50                     $1.25
Second Quarter                $0.39                     $0.93
Third Quarter                 $0.26                     $0.42
Fourth Quarter                $0.12                     $0.30


Calendar Year 2000            Low                       High
------------------
First Quarter                 $0.21                     $0.48
Second Quarter                $0.25                     $0.39
Third Quarter                 $0.21                     $0.35
Fourth Quarter                $0.06                     $0.22


Calendar Year 2001            Low                       High
------------------
First Quarter                 $0.12                     $0.40
Second Quarter                $0.12                     $0.20
Third Quarter                 $0.06                     $0.19
Fourth Quarter                $0.03                     $0.28

         As of March 31, 2002, there were approximately 53,065,578 shares of Common Stock issued and outstanding.

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

         During December 2000, the Company issued $200,000 of convertible debentures to two investors. The debentures accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at a conversion price the lesser of: $0.08 per share or 50% of the average of the lowest three trading prices during the 20 days preceding the conversion date. The debenture holders also received warrants allowing purchase of 400,000 common shares at an exercise price of $0.036 per share at any time before December 28, 2003. During September 2001 through November 2001 the debentures in the amount of $200,000 were converted into 5,241,754 shares of common stock. In addition, $30,374 of accrued interest related to the debentures was converted into 1,012,494 shares of common stock.

         During March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002; however, the parties have entered into an agreement to extend the maturity date for another year, and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of:
$0.36 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. The debentures are collateralized by substantially all of the Company's assets.

         During January through March 2001, the Company granted 1,100,000 shares of restricted common stock for services performed. Such shares were valued at the fair market value on the date the shares were granted.

         During April 2001, the Company granted 168,000 shares of restricted common stock for services performed. Such shares were valued at the fair market value on the date the shares were granted.

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

         During September 2001, the Company issued $400,000 of convertible debentures to two investors. These debentures mature on September 30, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 800,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire September 30, 2004. The debentures are collateralized by substantially all of the Company's assets.

         During September 2001, $35,000 of the convertible debentures issued in December 2000, were converted into 1,000,000 shares of Common Stock.

         During September 2001, the holder of the $100,000 note issued in April 2001 converted the note, plus accrued interest, into 1,428,571 shares of free trading Common Stock and 1,252,069 shares of restricted stock. The conversion price was valued at $.03895 per share in accordance with the agreement terms.

         During September 2001, the $15,000 note issued in April 2001, plus accrued interest thereon, was also converted into 214,286 shares of free trading Common Stock and 246,471 shares of restricted stock. The conversion price for this transaction was valued at $.034 per share in accordance with the agreement terms.

         During the quarter ended September 30, 2001, the Company granted 350,000 shares of restricted Common Stock to certain parties in connection with raising capital and for services performed. Such shares were valued at the fair market value on the date the shares were granted.

         During October 2001, through January 2002, the remaining $165,000 of the convertible debentures issued in December 2000, as well as $160,000 of the convertible debentures issued in March 2001, was converted into 10,551,280 shares of Common Stock. Additionally, accrued interest relating to these notes was converted into an additional 2,512,494 shares of Common Stock.

         During October 2001 through January 2002, the Company granted 3,070,831 shares of Common Stock to certain parties for consulting services performed and to be performed. Such shares were valued at the fair market value on the date granted.

         During October through December 2001, DDSI issued common stock via Subscription Agreements to various individuals. The Subscription Agreements provided for the purchase of up to 13,333,333 shares of common stock of DDSI at $0.03 per share, in $10,000.00 (u.s.) blocks, equaling 333,333 shares per block, for an aggregate total of $400,000. Through January 2002, the company has raised $229,000 (net of issuance costs) through these agreements and has issued 7,999,996 shares of common stock.

         On December 31, 2001, DDSI issued three convertible debentures for an aggregate amount of $500,000, with simple interest accruing at the annual rate of 12%. These debentures are due December 31, 2002. Interest payable on the Debentures shall be paid quarterly commencing March 30, 2002. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.043 and (2) 50% of the average of the lowest three inter-day sales prices of the Common Stock during the twenty Trading Days immediately preceding the applicable Conversion Date. DDSI also issued common stock purchase warrants for the right to purchase 1,500,000 shares of Common Stock of DDSI at an exercise price per share equal to the lesser of
(i) $.02 and (ii) the average of the lowest three inter-day sales prices during the twenty (20) Trading Days immediately prior to exercise.

         It is anticipated that the $ 500,000 of convertible debentures will be converted into shares in accordance with the terms of these debentures.

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

Critical Accounting Policies

         The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Plan of Operations

         The short-term objective of DDSI is:

         1. To expand the sales and acceptance of its core solutions by offering new and synergistic biometric security products to its installed base in the criminal justice market. The Company's objective is to expand with these, and additional products, into much larger commercial and federal markets.

         DDSI's long-term objectives are as follows:

         1. To obtain enough products to sell into its basic business market--Criminal Justice -- so that DDSI can generate sales adequate enough to allow for profits. New products include FMS (Fingerprint Matching System), and Identity on Demand.

         2. Continue pursuing the FBI certification of the Compu-Scan 3000 Fingerprint capturing device. This would include redesigning the slap unit of the Compu-Scan to capture a palm print as well as a fingerprint. In addition consideration will be given to the creation of a contactless single digit reader that would not require FBI certification. There is no guarantee that the company will be able to raise sufficient funding to complete this project or that it will ever be able to meet FBI certification.

         DDSI believes that it will not reach profitability until the year 2003. Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

         DDSI is doing the following in its effort to reach profitability:

         o        Cut costs in areas that add the least value to DDSI.
         o Derive funds through investigating business alliances with other companies who may wish to license the Compu-Scan device.
         o Derive funds through investigating business alliance with other companies who may wish to license the FMS SDK inclusive of new industry verticals.
         o Increase revenues through the introduction of Compu-Capture in the K-12 marketplace for the creation of ID cards.
         o Increase revenues through the introduction of a scaled down version of our Compu-Capture product. The Compu-Capture lite is a low cost product and will open up a greater portion of the criminal justice market place for potential sales.

Results of Operations

Year Ended December 31, 2001 Year Ended December 31, 2000

         Revenues for the year ended December 31, 2001 of $1,726,707 decreased by 43% from 2000. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue for software and hardware during the period is attributed to a decrease in the sales of the SI-3000 product, which the Company has ceased to actively sell. Maintenance revenues decreased $62,512 or 11% from the year ended December 31, 2000 primarily due to a decrease in the Company's customers entering into such arrangements and the revenue sharing agreement with Itx on maintenance of the SI-3000 product line. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. More customers ordered such items in the year ended December 31, 2001 versus December 31, 2000, which accounted for the modest increase. Cost of goods decreased $906,583 or 56% due to the decrease in revenues and was reduced to 41% of total revenues from 53% in the same period a year earlier. Both the lower cost of sales and the higher gross margin are attributed to the decrease in sales of SI-3000.

         Operating Costs and expenses decreased $754,439 or 23% during the year ended December 31, 2001 versus the year ended December 31, 2000. The decrease is due primarily to the strict cost containment measures the Company has put in place and the reorganization of the sales department. Non-operating expenses increased $413,604 due to the write-off of capitalized software development costs related to the Compu-Scan device. Other expenses also increased $900,125 due to interest expense in connection with the convertible debentures issued in 2001 and the provision for doubtful note receivable of former officer recorded in 2001.

         The net loss for the Company increased 47% for the year ending December 31, 2001 to $2,982,510 from $2,030,052 for the year ending December 31, 2000.
This was principally due to the decrease in revenues the period.

         Net cash used in operating activities for the years ended December 31, 2001 and 2000 was $1,019,331 and $1,334,167, respectively. The change in cash from operating activities in 2001 versus 2000 of $314,836 was principally due to the increase in the net loss for the year ended December 31, 2001 versus 2000 of $952,451 as well as due to amortization of debt discount of $676,486 for the year ended December 31, 2001, offset by other changes in operating assets and liabilities.

         Net cash provided by (used in) investing activities was $(9,888) and $57,348 for the years ended December 31, 2001 and 2000, respectively, reflecting a change of $(67,236). This change is due to lesser purchases of furniture and equipment in the year ended December 31, 2001, and less cash being released from restriction in 2001.

         Net cash provided by financing activities was $1,262,004 and $1,304,473 for the years ended December 31, 2001 and 2000, respectively, reflecting a change of $42,469. This decrease was principally due to only $229,000 in net proceeds received from the issuance of the Company's common stock in 2001, versus $1,164,066 received in 2000. The Company received net proceeds of $1,056,000 from the issuance of convertible debentures during the year ended December 31, 2001.

Year Ended December 31, 2000 Year Ended December 31, 1999

         Revenues for the year ended December 31, 2000 of $3,026,458 increased by 6% from 1999. The Company attributes this to the fact that the SI-3000 product line had an increase in sales and the upgrade to Compu-Capture was completed. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The increase in the Company's software fees during the period is attributed to the continued increase in the sales of the SI-3000 product. Maintenance revenues increased $44,315 or 8% from the prior period primarily due to an increase in the Company's customer's entering into such arrangements. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. Fewer customers ordered such items in the year ended December 31, 2000 versus 1999, which accounted for the decrease of $97,878 or 61%. The Company's gross profit decreased 24% during the year ending December 31, 2000 versus the year ending December 31, 1999, due to an increase in sales of the SI-3000 product line that has lower margins. Overall the gross profit percentage per sale decreased 19%.

          Costs and expenses increased $376,455 or 12% during the year ended December 31, 2000 versus the year ended December 31, 1999. This increase is due to an increase in general and administrative expenses in the amount of $249,490. Additionally, research and development costs increased in the amount of $106,751 due principally to the continued upgrading of the Company's core software packages to 32-bit code. Costs of revenues during this period increased as a result of the corresponding increase in revenues as described above.

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

December 31, 2001

         At December 31, 2001, the Company had assets of $1,691,277 compared to $1,783,044 on December 31, 2000, a decrease of $91,767 and shareholder deficiency of $(750,124) on December 31, 2001 compared to shareholder equity of $22,112 on December 31, 2000, a decrease of $772,236. This decrease in shareholder equity for the year ended December 31, 2001 resulted from the net loss for the year ended December 31, 2001 of $2,982,510, offset by the issuance of common stock and the debt discounts related to the issuance of convertible debentures.

         As of December 31, 2001, the Company had a negative working capital of $791,543, a change of $59,652 from a negative working capital of $731,891 at December 31, 2000, which was primarily a result of an increase in cash, prepaid expenses and debt discount as well as a decrease in accounts receivable with an overall increase netting $647,308 and a decrease in accounts payable and accrued expenses with increases in convertible debentures with the net result of $689,134.

ITEM 7. Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         DDSI replaces Ernst & Young LLP

         A Form 8-K was filed on February 7, 2002, and subsequently amended on February 19, 2002, respectively, reporting a change in accounting firms.

               Ernst & Young LLP were previously the independent auditors for Digital Descriptor Systems, Inc. (the "Registrant"). On February 4, 2002, Ernst & Young LLP resigned as independent auditors and WithumSmith + Brown, PC were engaged as independent auditors. The decision to change was based on financial considerations and was approved by the audit committee and the full Board of Directors of the Registrant.

               The audit reports of Ernst & Young LLP on the financial statements of Digital Descriptor Systems, Inc. as of and for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports were modified with respect to the Company's ability to continue as a going concern.

               During the Registrant's two most recent fiscal years ended December 31, 2000, and the subsequent interim period ending February 4, 2002, there were no disagreements between the Registrant and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Company has requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated February 19, 2002, is filed as Exhibit 16 to this Form 8-K, Amendment No. 1.

               There were no other "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K occurring within the Registrant's two most recent fiscal years and the subsequent interim period ending February 4, 2002.

               During the Registrant's two most recent fiscal years ended December 31, 2001 and the subsequent interim period through February 4, 2002, the Registrant did not consult with WithumSmith + Brown, PC regarding any of the matters or events set forth in
               Item 304 (a)(2)(i) and (ii) of Regulations S-K.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         On January 25, 2002 the Board of Directors agreed that Mr. Garrett Cohn would resign as President and CEO, but continue to serve as a Board Member. Mr. Cohn and the members of the Board of Directors believe this action was in the best interest of the Company due to pressure from outside shareholders. Mr. Robert Gowell was appointed Co-Chairman of the Board of Directors as well as Chief Executive Officer. Mr. Pellegrino was appointed as President and Chief Operating Officer. Mr. Randolph Hall was appointed as Vice President of Sales.

         The Company's current officers and directors consist of the following persons:

         Name                       Age     Position with Company
         ----                       ---     ---------------------
         Robert Gowell              34      Co-Chairman, Chief Executive Officer and Director
         Michael Pellegrino         53      President, Chief Operating Officer and Chief Financial Officer
         Garrett U. Cohn            63      Co-Chairman and Director
         Anthony Shupin             47      Director
         Vincent Moreno             59      Director
         Randolph W. Hall           43      Vice President

         Robert Gowell was appointed Co-Chairman and Chief Executive Officer on January 25, 2002. He is a retired Deputy U.S. Marshal who has worked out of the New York and Pennsylvania offices. He earned his B.S. in Management and Finance from the City University of New York. He is currently working on his MBA at Kutztown University.

         Michael Pellegrino joined the Company in 1995. On January 25, 2002 he was appointed President, Chief Operating Officer and Chief Financial Officer, Secretary and a Director of the Company. For eleven years prior, Mr. Pellegrino was Vice President and CFO of Software Shop Systems, Inc. Prior to that he was a regional controller for Capital Cities/ABS for four years and for seven years earlier as Director of Financial Systems for ADP. Mr. Pellegrino has a Bachelors degree in accounting from MSU and a Masters in Finance from Rutgers University, after which he worked at Touche Ross for 3 years.

         Garrett U. Cohn has been a Director of the Company since July, 1994. Prior to the change in management that took place effective January 25, 2002, Mr. Cohn served as President and Chief Executive Officer. Garrett Cohn graduated from the University of Iowa, Iowa City, Iowa in 1961. His degrees were in Philosophy with a minor in Business. He went into the merchandise promotion business and designed many national programs for Playboy, Shell Oil Company, Standard Oil Company, American Express, Polaroid Corporation, Fingerhut Manufacturing and many other clients. He was awarded national recognition by developing the largest selling single piece of promotional luggage during the years 1983 to 1986 and was featured in Money Magazine. Following his successful direct merchandising activities, he became President of Rockford Tool Company, Hillside, Illinois that he rescued from bankruptcy and later sold to an investment group. He then returned to his family's business and developed the computer imaging ability into a national video imaging division of ASI Computers called Compu-Color Inc. In 1995, a public Company named Digital Descriptors Systems Inc. was formed.

         Anthony Shupin's experience includes over 20 years of executive management, sales and marketing management and project and program management with technology computing, aerospace and professional services companies. As a Business Development Executive in the Communications and Media practice at Deloitte Consulting, Mr. Shupin directed activities and resources targeted at strategic global accounts. Prior to Deloitte, he served as Vice President of John Richard Associates, Inc., a management consulting firm specializing in telecommunications. His background also includes roles as Director of International Business Development at Space Imaging, L.P. where his responsibilities included supervising the International Groundstation Network and establishing global strategic relationships concerning the acquisition and distribution of high-resolution satellite imagery. Mr. Shupin has also served as Vice President, Sales and Marketing at Remark Industries, Inc., which marketed and manufactured products such as on-line lottery and electronic gaming devices, medical monitoring and analysis devices. Prior to Remark Industries, he held management and account management positions at Wang Laboratories and Xerox Corporation in Princeton, New Jersey. A graduate of Colby College, Waterville, Maine, Mr. Shupin has extended his education at Rutgers University, Cook College in Geographic Information Systems and Remote Sensing training. He has been an invited speaker at various international symposiums and has published articles regarding market analysis and access, education and technical assessment.

         Vincent Moreno provides DDSI with over 30 years of experience from a technical and business environment, with the past 23 years at the executive management level. He served as Vice President of Technology for ADP for 13 years. For six years, as President and CEO, he ran Mainstem Corporation, a national provider of software services. Most recently, he is President and General Manager of PayPlus Software, Inc., a provider of payroll software to the Professional Employer Organization marketplace. Mr. Moreno is adept in setting strategic direction and is experienced in the reengineering of corporate operating units. As a member of the board, he brings guidance, direction, and vision to the Companies' strategic planning.

         Randolph W. Hall joined the Company as the Director of Marketing in 1996 and in 1999 assumed the position of Vice President of Operations. Mr. Hall was appointed Vice President of Sales on January 25, 2002. Prior to joining the Company, Mr. Hall successfully launched and subsequently sold his ownership share of a Company that marketed a records management system for local law enforcement agencies. Before that Mr. Hall served as the Regional Installation and Training Manager for a national solution provider of law enforcement systems. Mr. Hall has a degree in Computer Science and is currently pursuing his Bachelors in Business Administration from Ursinus College.

         An overview of changes that occurred with the DDSI Board of Directors is as follows: Mr. Robert Gowell, Mr. John Boyle and Mr. Charles Saphos were elected as members of DDSI's Board of Directors on July 26, 2001. Mr. Saphos resigned from the Board for personal reasons on July 26, 2001. Both Mr. Gowell and Mr. Boyle resigned as Directors for personal reasons effective December 19, 2001.

         Mr. Martin was appointed as a DDSI Board Member on December 11, 2001 and resigned from the Board effective January 3, 2002. Mr. Martin stated that his resignation was due to disagreements with Company operations, policies and practices.

         Dr. Myrna Marks-Cohn resigned from the DDSI Board of Directors for personal reasons effective January 14, 2002.

         Mr. Robert Gowell was reappointed to the Board of Directors on January 15, 2002. Mr. Anthony Shupin, Mr. Vincent Moreno and Mr. Michael Pellegrino were appointed to the Board of Directors on January 15, 2002.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. Executive Compensation

         The following table summarizes the compensation earned and paid by the Company to each Officer and to all Executive Officers as a group for services rendered in all capacities during the year ended December 31, 2001:

                           Summary Compensation Table

                                                                            Long Term Compensation
                  Annual Compensation                            Awards                 Payouts
   (a)            (b)      (c)          (d)     (e)         (f)         (g)                (h)               (I)
Name                                           Other                 Securities                              All
and                                            Annual    Restricted  Underlying                             Other
Principal                                      Compen      Stock     Options/              LTIP            Compen-
Position Year            Salary        Bonus  sation($)   Award($)     Sar (#)           Payouts($)       sation ($)
----------------------------------------------------------------------------------------------------------------------
Garrett Cohn*
President/CEO     1999  $160,000        0         0           0           0                  0               0
                  2000  $160,000        0         0           0           0                  0               0
                  2001  $160,000        0         0           0           0                  0               0

Michael J.        1999  $109,000        0         0           0           0                  0               0
  Pellegrino      2000  $109,000        0         0           0           0                  0               0
President & COO   2001  $110,000        0         0           0           0                  0               0

Michael Ott,**    1999  $110,000        0         0           0           0                  0               0
  V.P/ Director   2000  $110,000        0         0           0           0                  0               0
                  2001  $110,000        0         0           0           0                  0               0

Randy Hall        1999  $ 70,000        0         0           0           0                  0               0
  V/P             2000  $ 70,000        0         0           0           0                  0               0
                  2001  $ 73,500        0         0           0           0                  0               0

 *Mr. Cohn resigned as President and Chief Executive Officer effective January
  25, 2002.
**Mr. Ott resigned from the Company effective March 30, 2001

Options/Sar Grants in Last Fiscal Year

                                                                        Number of                % of Total
                             -----------------------------------------------------------------------------------------
                                      Securities                      Options/SARS
                                      Underlying                      Granted to
                                      Options/SARS                    Employees in        Exercise or Base
Name                                  Granted                         Fiscal Year         Price ($/Sh)          Expiration Date
--------------------------------------------------------------------------------------------------------------------------------
Garrett U. Cohn, CEO                      0                               N/A                   N/A                   N/A
Michael J. Pellegrino, CFO                0                               N/A                   N/A                   N/A
Randy Hall, VP Operations                 0                               N/A                   N/A                   N/A

Aggregated Option/Sar Exercises

         None exercised

Employment Agreements

         On January 25, 2002, the Board of Directors approved a management reorganization. On March 14, 2002, the newly appointed compensation committee recommended, and the Board of Directors approved, new compensation packages and employment agreements for Michael Pellegrino and Randolph Hall.

         Garrett U. Cohn, Co-Chairman. In July, 1994 the Company entered into a 5 year employment agreement with Mr. Cohn which entitled him to a base salary of $150,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $150,000 per year) or grant a bonus. Though past the five-year period, the present employment agreement is to remain in affect until July 18, 2002. In the interim, Mr. Cohn was granted an increase in his annual base salary of $10,000, making his new base salary $160,000. The Company shall also furnish Mr. Cohn with an automobile and automobile expenses. In addition, Mr. Cohn has received non-accountable expense allowances of $0, $11,000, $49,713 and $81,450 in 2001, 2000, 1999 and 1998 respectively.

Mr. Cohn resigned as President and Chief Executive Officer effective January 25, 2002.

      Michael J. Pellegrino, President, Chief Operating Office and Chief Financial Officer. In March, 2002, the Company entered into a two year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $115,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $115,000 per year). Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 0% to 100% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of the Company. The Company shall grant to Mr. Pellegrino, within ninety days of the date of the Agreement, options to purchase such number of common shares of the Company equal to 1% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). The Company may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase such number of common shares of the Company equal to 0.25% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). The Company shall also furnish Mr. Pellegrino with an automobile and automobile expenses.

Mr. Pellegrino was appointed as President and Chief Operating Officer effective January 25, 2002.

         Michael Ott**, Vice President of Sales and Director. In July, 1998, the Company entered into a two year employment agreement with Mr. Ott, which entitled him to a base salary of $110,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $110,000 per year). Though past the two-year period, this employment agreement is to remain in affect until a new employment agreement is drafted. Mr. Ott is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Ott will be eligible to receive bonuses, based on performance, in any amount from 0% to 100% of the Base Salary. In addition, Mr. Ott shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Ott will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of the Company. The Company shall grant to Mr. Ott, within ninety days of the date of the Agreement, options to purchase such number of common shares of the Company equal to 1% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). The Company may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase such number of common shares of the Company equal to 0.25% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options).

**Mr. Ott resigned from the Company effective March 30, 2001 for personal reasons.

      Randolph Hall, Vice President Sales. In March, 2002, the Company entered into a two year employment agreement with Mr. Hall, which entitled him to a base salary of $73,500 per year which may at the Board of Directors discretion adjust his base salary (but not below $73,500 per year). Mr. Hall is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Hall will be eligible to receive bonuses, based on performance, in any amount from 0% to 100% of the Base Salary. In addition, Mr. Hall shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Hall will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of the Company. The Company shall grant to Mr. Hall, within ninety days of the date of the Agreement, options to purchase such number of common shares of the Company equal to 1% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). The Company may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase such number of common shares of the Company equal to 0.25% of the number of common shares of the Company outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). The Company shall also furnish Mr. Hall with an automobile and automobile expenses.

Mr. Hall was appointed as Vice President of Sales effective January 25, 2002.

Employee and Director Stock Option Plans

         The Company adopted the 1994 Stock Option Plan, (restated in 1997) (the "Plan") in order to attract and retain qualified personnel. In October 1998, the Board of Directors voted to amend the plan but has not formally established the amended plan to date and will not do so this fiscal year. However, under the proposed 1998 Plan, the Compensation Committee of the Board of Directors in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees. The terms and conditions upon which the options may be exercised will be set out in the Plan. The Plan is intended to provide a method whereby employees of the Company and others who are making and are expected to make substantial contributions to the successful management and growth of the Company are offered an opportunity to acquire Common Stock as an incentive to remain with the Company and advance its interests. Therefore, to date, no options have been granted under the 1998 plan and none will be until the plan is formalized some time during the next fiscal year. On August 31, 1999, the Company granted bonuses to various officers and employees in the form of 902,500 options for shares of the Company's Common Stock, fully vested, with an exercise price of $0.37 per share. On December 15, 2000, the Company granted to various officers and employees 843,000 options for shares of the Company's Common Stock, fully vested, with an exercise price of $0.10 per share, the then fair market value of the underlying shares.

Compensation of Directors

The Directors who are employees of the Company receive no compensation for their services as Directors, either on an annual basis or for each meeting. Directors who are not an employee of the Company, receive $1,000 for each Board of Directors meeting attended and any travel expenses they may incur to attend meetings.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth current information relating to the beneficial ownership of the Common Stock of the Company by (i) each person owning beneficially more than 5 percent of the outstanding shares of Common Stock, (ii) each Director of the Company and (iii) all Executive Officers and directors of the Company as a group: Percentage of beneficial ownership is based upon 53,065,578 shares of common stock outstanding at March 31, 2002.

                                                           Beneficial Ownership
Name and Address                                           of Common Stock
Of Beneficial Owner              No. of Shares (3)         Prior to This Filing
-------------------              -----------------         --------------------
Garrett U. Cohn
249 Willow Parkway
Buffalo Grove, IL 60089            1,695,000 (1)                  3.2%

Michael Pellegrino
33 Maple Lane
Brielle, NJ 08730                    335,000                      0.6%

Michael Ott**
26415 212th Avenue
Delhi, IA 52223                      215,000                     0.04%

Randolph Hall
505 Northridge Rd.
Collegeville, PA 19426               398,000                     0.08%

Robert P. Martin**
521-5th Avenue W., #1104
Seattle, WA  98119                 3,099,000(2)                   5.8%

Robert Gowell
264 Susquehanna Trail
Allentown, PA  18104                  96,300                     0.02%

Myrna Cohn Ph.D.**
249 Willow Parkway
Buffalo Grove, IL  60089              15,000                    0.006%

Norman Cohn
200 Pine Tree Road
Radnor, PA 19087                     840,000                      1.6%

All Officers & Directors
As a Group                         6,693,300(3)                  12.6%

---------------
**Was a Director during 2001.

(1) Garrett U. Cohn owns 60,000 shares of stock. In addition, Mr. Cohn has the right to vote 840,000 shares of stock held of record by Norman Cohn pursuant to a Voting Trust Agreement described below, and, as a result of such voting rights, such shares are included in the shares shown as beneficially owned by Garrett U. Cohn.

(2) Mr. Martin holds 2,399,000 in direct holdings and 700,000 in indirect holdings. Mr. Martin resigned from the Board of Directors on January 3, 2002.

(3) Of the total Officers and Director's shares, 53,000 shares are options which are 10 year options with a three-year vesting period, vesting 1/3 each year with a strike price of thirty-three cents ($0.33). Also included is a ten-year option for 15,000 shares that vest over four years at a strike price of three dollars and eighty-one cents ($3.81). Additionally, there are 110,000 options which are 10 year options that vest over 4 years a strike price of $3.30. The remaining 1,480,000 options are 10 year options that are fully vested at varying strike prices.

(3) Includes all options that are exercisable within the next sixty (60) days.

Under the terms of the Voting Trust Agreement dated April 19, 1995, between Norman Cohn and Garrett U. Cohn, as Trustee, Norman Cohn has transferred to the trust 840,000 shares of Common Stock of the Company, representing all of the shares of Common Stock owned by him. Under the terms of the Voting Trust Agreement, Garrett U. Cohn, as the Trustee, has the right to vote the stock in the Voting Trust, except as to certain actions, including, but not limited to, any amendment to the certification of incorporation of the Company, merger or sale of substantially all of the assets of the Company or any action which will cause a dilution in the outstanding shares of Common Stock. The term of the Voting Trust is 10 years and shall terminate in April, 2005.

There are no arrangements known to the Company that at a later date may result in a change in control of the Company.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number        Description
------        -----------
2.1   *       Certificate of Incorporation of the Company. Incorporated June 13,
              1994.
2.2   *       Restated Articles of Incorporation of the Issuer, May 21, 1997.
2.3   *       Amended Articles of Incorporation.
2.3.1 *****   Amended Articles of Incorporation dated October 9, 2001
2.4   *       By-Laws of the Company.
4.1.  ***     Form of Warrant Agreement with Form of Warrant Election to
              Purchase
4.1.1 ****    Executed Warrant Agreement with AJW Partners, LLC
4.1.2 ****    Executed Warrant Agreement with New Millennium Capital Partners
              II, LLC
4.2   *****   Executed Stock Purchase Warrant Agreement with AJW Partners LLC
4.2.1 *****   Executed Stock Purchase Warrant Agreement with New Millennium
              Capital Partners II LLC
4.2.2 *****   Executed Stock Purchase Warrant Agreement with Bristol Investment
              Fund, Ltd.
5.1   *       Form of Voting Trust Agreement between Norman Cohn and Garrett U.
              Cohn.
5.1.1 ***     Legal Opinion to Investors
5.1.2 ****    Opinion re: Legality
5.1.3 *****   Legal Opinion to Investors
6.18  *       Security Agreement and Note dated as of August 14, 1996 in the principal Amount of $125,000 made by Garrett U. Cohn in favor of the Company.
6.2   *       Resolution to Security Agreement between Norman Cohn and Garrett
              U. Cohn.
6.3   *       Employee 1997 Stock Option Plan adopted by the Board of Directors
              February 24, 1998 and subject to stockholder ratification.
6.5   *       Warrant Agreement dated April 19, 1995 between the Company and Jay
              Teitlebaum.
6.6   *       Warrant Agreement dated June 16, 1995 between the Company and
              Norman Cohn. Incorporated by reference: Form 10-KSB, period
              December 31, 1996, File No. 0-26604, Exhibit 4.4.
6.7   *       Lease for the Premises dated May 16, 2000.
6.8   *       Cohn Employment and Non-competition Agreement of Garrett U. Cohn dated July 7, 1994. Incorporated by reference: Form 10-KSB, period
              December 31, 1996, File No. 0-26604, Exhibit 10.1.
6.9   *       Employment Agreement for Michael Pellegrino.
6.9.1 *       Employment Agreement for Michael Ott.
6.9.2 *       Employment Agreement for Randolph Hall
6.9.3         Employment Agreement for Michael Pellegrino (2002)
6.9.4         Employment Agreement for Randolph Hall (2002)
10.1  **      Software License and Royalty Agreement between Company and Harris
              Corporation
10.2  **      Agreement for Development of Finger/Slap Scanner Product between the Company and ISC/U.S., Inc.
10.2.1*****   Software License and Royalty Agreement between Company and
              AuthenTec
10.3  ***     Form of Secured Convertible Debenture Purchase Agreement (December
              28, 2000)
10.3.1****    Executed Secured Convertible Debenture Purchase Agreement
10.3.2*****   Executed Securities Purchase Agreement
10.4  ***     Form of First Amendment to Secured Convertible Debenture Purchase
              Agreement (March 5, 2001)
10.5  ***     Form of 12% Convertible Debenture
10.5.1****    Executed 12% Convertible Debenture with AJW Partners, LLC
10.5.2****    Executed 12% Convertible Debenture with New Millennium Capital
              Partners II, LLC
10.5.3*****   Executed Secured Convertible Debenture with AJW Partners LLC
10.5.4*****   Executed Secured Convertible Debenture with New Millennium Capital
              Partners II LLC
10.5.5*****   Executed Secured Convertible Debenture with Bristol Investment
              Fund, Ltd.
10.6  **      Form of Registration Rights Agreement

10.6.1****    Executed Registration Rights Agreement
10.6.2*****   Executed Registration Rights Agreement
10.7  ***     Form of Security Agreement
10.7.1*****   Executed Security Agreement
10.8  ***     Form of 10% Convertible Debenture
10.8.1****    10% Convertible Note to Robert Gowell
10.9  ****    Escrow Agreement
10.9.1****    Transfer Agent Instructions
10.9.2*****   Executed Escrow Agreement
10.9.3*****   Transfer Agent Instructions
10.10 ****    Contract with DBA Systems, a Division of Titan Industries
10.11 ****    Executed Second Amendment to Secured Convertible Debenture
              Purchase Agreement
10.12 *****   Form of Private Placement Subscription Agreement
16.0  *       Letter re change in certifying accountant
16.1          Letter re change in certifying accountant (Ernst & Young)
23.1  ***     Consent of Counsel, Owen Naccarato (included in Exhibit 5.1.2)
23.2  *****   Consent of independent auditors, Ernst & Young LLP


*    Previously filed on Form 10-SB September 20, 2000, File No. 0-26604
**   Previously filed on Form 10-SB/A November 17, 2000, File No. 0-26604
***  Previously filed on Form SB-2 May 1, 2001, File No. 333-59888
**** Previously filed on Form SB-2, Amendment 2, August 29, 2001, File
     No. 333-59888
*****Previously filed on Form SB-2 February 13, 2002, File No. 333-82662

(b)  Reports on Form 8-K:

January 7, 2002            Item 6
                           Resignation of John Boyle for personal reasons
                           Resignation of Bob Gowell for personal reasons
                           Resignation of Robert Martin due to disagreements with Company operations, policies and practices

February 7, 2002           Item 4
                           Change in Registrant's Certifying Accounts


                           Item 6
                           Resignation of Myrna Marks-Cohn for personal reasons

February 19, 2002 Amendment to February 7, 2002 8-K Filing

                           Item 4
                           Change in Registrant's Certifying Accounts

                           Item 6
                           Resignation of Myrna Marks-Cohn for personal reasons.

         Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Digital Descriptor Systems, Inc.

                   By: /s/  Michael J. Pellegrino
                      ----------------------------------------------------------
                      Michael J. Pellegrino, President & Chief Operating Officer

                      Dated:   April 15, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
By:      /s/Robert Gowell                   Chief Executive Officer,                    April 15, 2002
         ------------------                 Director - Co-Chairman
         Robert Gowell


By:      /s/Garrett U. Cohn                 Director - Co-Chairman                      April 15, 2002
         ------------------
         Garrett U. Cohn


By:      /s/ Michael Pellegrino             President and Chief Operating Officer,      April 15, 2002
         ------------------------            Director
            Michael Pellegrino


By:      /s/ Vincent Moreno                 Director                                    April 15, 2002
         ------------------
            Vincent Moreno


By:      /s/ Anthony Shupin                 Director                                    April 15, 2002
         ------------------
            Anthony Shupin

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        CONTENTS TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000




                                    Contents


Independent Auditors' Reports:                                        F-1



Audited Financial Statements


Balance Sheets
December 31, 2001 and 2000                                            F-3


Statements of Operations
For the Years Ended December 31, 2001 and 2000                        F-4

Statements of Shareholders' Equity (Deficiency)
For the Years Ended December 31, 2001 and 2000                        F-5


Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000                        F-6


Notes to Financial Statements                                         F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders,
Digital Descriptor Systems, Inc.

We have audited the accompanying balance sheet of Digital Descriptor Systems, Inc., as of December 31, 2001, and the related statements of operations, shareholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has never been profitable and continues to incur losses from operations and anticipates that it will require additional debt and/or equity financing in 2002, which may not be readily available. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






WithumSmith+Brown
Newtown, Pennsylvania
March 23, 2002

                         Report of Independent Auditors

The Board of Directors and Shareholders
Digital Descriptor Systems, Inc.

We have audited the accompanying balance sheet of Digital Descriptor Systems, Inc. as of December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 23, 2001

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS
                               DECEMBER 31, 2001

           ASSETS                                                                                  2001                    2000
                                                                                                   ----                    ----
Current Assets:
      Cash                                                                                      $   435,662             $   202,877
      Restricted cash                                                                                 5,969                  10,452
      Investment                                                                                          -                   1,000
      Accounts receivable, less allowance
         for uncollectible accounts of $87,930 and $114,000
         in 2001 and 2000, respectively                                                             107,948                 526,292
      Inventory                                                                                       5,665                  22,596
      Prepaid expenses                                                                              267,534                   8,698
      Debt discount and deferred financing costs                                                    807,014                 228,500
                                                                                                -----------             -----------
               Total current assets                                                               1,629,792               1,000,415

Note Receivable - Former Officer, Less Allowance
  for Uncollectible Notes of $177,400 and $-0-
  in 2001 and 2000, respectively                                                                          -                 165,525
Software Development Costs                                                                                -                 413,604
Furniture and Equipment, Net                                                                         37,090                 172,046
Deposits and Other Assets                                                                            24,395                  31,454
                                                                                                -----------             -----------

           TOTAL ASSETS                                                                         $ 1,691,277             $ 1,783,044
                                                                                                ===========             ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
      Accounts payable                                                                          $   418,764             $   481,163
      Accrued expenses                                                                              175,742                 189,209
      Deferred income                                                                               854,618                 854,787
      Current portion of equipment loan                                                               7,211                   7,147
      Convertible debentures                                                                        965,000                 200,000
                                                                                                -----------             -----------
           Total Current Liabilities                                                              2,421,335               1,732,306

Equipment Loan, Net of Current Portion                                                               20,066                  28,626
                                                                                                -----------             -----------
           Total Liabilities                                                                      2,441,401               1,760,932

Shareholders' Equity (Deficiency):
      Preferred stock, $.01 par value: authorized shares - 1,000,000;
           issued and outstanding shares - none                                                           -                       -
      Common stock, $.001 par value: authorized shares - 150,000,000;
           issued and outstanding shares - 48,045,610 at December 31, 2001                           48,045                  20,011
      Additional paid-in capital                                                                 16,726,819              14,544,579
      Accumulated deficit                                                                       (17,524,988)            (14,542,478)
                                                                                                -----------             -----------
           Total Shareholders' Equity (Deficiency)                                                 (750,124)                 22,112
                                                                                                -----------             -----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                              $ 1,691,277             $ 1,783,044
                                                                                                ===========             ===========

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                     2001                      2000
                                                                                     ----                      ----
Revenues:
      Software                                                                   $    938,654              $  2,060,499
      Hardware                                                                         94,350                   229,525
      Maintenance                                                                     520,837                   583,349
      Consulting                                                                       68,863                    91,249
      Other                                                                           104,003                    61,836
                                                                                 ------------              ------------
          Total Revenues                                                            1,726,707                 3,026,458

Costs and Expenses:
      Cost of revenues                                                                708,703                 1,615,286
      General and administrative                                                    1,705,242                 1,843,336
      Sales and marketing                                                             454,169                   917,381
      Research and development                                                        383,217                   536,350
      Write-off of software development costs                                         413,604                         -
      Provision for doubtful note receivable - former officer                         177,400                         -
      Depreciation                                                                    138,452                   162,330
      Interest and amortization of deferred debt costs                                753,029                     1,775
      Other (income) expense, net                                                     (24,599)                  (19,948)
                                                                                 ------------              ------------
           Total Costs and Expenses                                                 4,709,217                 5,056,510
                                                                                 ------------              ------------

Net Loss                                                                         $ (2,982,510)             $ (2,030,052)
                                                                                 ============              ============

Net Loss Per Common Share (Basic and Diluted)                                         $ (0.12)                  $ (0.11)
                                                                                 ============              ============

Weighted Average Number of Common Shares Outstanding:
      Basic and Diluted                                                            24,436,773                18,557,547
                                                                                 ============              ============

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                              Common Stock
                                                       -------------------------         Additional            Unearned
                                                         Shares          Amount        Paid-in Capital       Compensation
                                                       ----------       --------       ---------------       ------------
Balance at December 31, 1999                           14,380,127       $ 14,380        $ 12,957,544          $ (14,000)
      Issuance of common shares in connection
          with a Reg. A Offering, net of offering
          costs                                         4,426,485          4,426           1,159,640                  -
      Issuance of common stock for services             1,205,000          1,205             259,895                  -
      Debt discount relating to the beneficial
          conversion feature on convertible
          debentures and issuance of warrants                   -              -             167,500                  -
      Amortization of unearned compensation                     -              -                   -             14,000
      Net loss                                                  -              -                   -                  -
                                                       ----------       --------        ------------          ---------
Balance at December 31, 2000                           20,011,612         20,011          14,544,579                  -
      Issuance of common shares in connection
          with a Reg. A Offering, net of offering
          costs                                         7,999,996          8,000             221,000                  -
      Issuance of common stock for services             4,328,831          4,329             409,993                  -
      Conversions of convertible debentures to
          common stock                                 15,705,171         15,705             494,747                  -
      Debt discount relating to the beneficial
          conversion feature on convertible
          debentures and issuance of warrants                   -              -           1,056,500                  -
      Net loss                                                  -              -                   -                  -
                                                       ----------       --------        ------------          ---------
Balance at December 31, 2001                           48,045,610       $ 48,045        $ 16,726,819          $       -
                                                       ==========       ========        ============          =========


                                                                                      Shareholders'
                                                              Accumulated                Equity
                                                                Deficit               (Deficiency)
                                                             ------------             ------------
Balance at December 31, 1999                                 $(12,512,426)             $  445,498
      Issuance of common shares in connection
          with a Reg. A Offering, net of offering
          costs                                                         -               1,164,066
      Issuance of common stock for services                             -                 261,100
      Debt discount relating to the beneficial
          conversion feature on convertible
          debentures and issuance of warrants                           -                 167,500
      Amortization of unearned compensation                             -                  14,000
      Net loss                                                 (2,030,052)             (2,030,052)
                                                             ------------              ----------
Balance at December 31, 2000                                  (14,542,478)                 22,112
      Issuance of common shares in connection
          with a Reg. A Offering, net of offering
          costs                                                         -                 229,000
      Issuance of common stock for services                             -                 414,322
      Conversions of convertible debentures to
          common stock                                                  -                 510,452
      Debt discount relating to the beneficial
          conversion feature on convertible
          debentures and issuance of warrants                           -               1,056,500
      Net loss                                                 (2,982,510)             (2,982,510)
                                                             ------------              ----------
Balance at December 31, 2001                                 $(17,524,988)             $ (750,124)
                                                             ============              ==========

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                   2001                  2000
                                                                                                   ----                  ----
Cash Flows from Operating Activities:
      Net loss                                                                                 $(2,982,510)          $(2,030,052)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
           Depreciation                                                                            138,452               162,330
           Write-off of software development costs                                                 413,604                     -
           Provision for doubtful note receivable -
             former officer                                                                        177,400                     -
           Common stock issued for services received                                               414,322               261,100
           Amortization of deferred financing costs and debt
               discounts related to the issuance of warrants
               and the beneficial conversion
               feature of convertible debentures                                                   676,486                     -
           Amortization of unearned compensation                                                         -                14,000
           Changes in assets and liabilities:
               Accounts receivable                                                                 418,344               330,303
               Inventory                                                                            16,931                26,097
               Prepaid expenses, deposits and other assets                                        (251,777)              (19,219)
               Accounts payable                                                                    (62,399)              360,026
               Accrued expenses                                                                     21,985                24,395
               Deferred income                                                                        (169)             (463,147)
                                                                                               -----------           -----------
                    Net Cash Used in Operating Activities                                       (1,019,331)           (1,334,167)

Cash Flows from Investing Activities:
      Proceeds from sale of  investment                                                              1,000                     -
      Purchase of furniture and equipment                                                           (3,496)              (30,325)
      Increase in note receivable - former officer                                                 (11,875)              (11,875)
      Decrease in restricted cash                                                                    4,483                99,548
                                                                                               -----------           -----------
                    Net Cash Provided by (Used in) Investing Activities                             (9,888)               57,348

Cash Flows from Financing Activities:
      Net proceeds from issuance of common stock                                                   229,000             1,164,066
      Proceeds from the issuance of convertible debentures, net
           of issuance costs of $198,500 in 2001 and $61,000 in 2000                             1,056,500               139,000
      Payment of convertible debentures                                                            (15,000)                    -
      Repayment of equipment loan                                                                   (8,496)                 (593)
                                                                                               -----------           -----------
                    Net Cash Provided by Financing Activities                                    1,262,004             1,302,473
                                                                                               -----------           -----------
Net Increase in Cash                                                                               232,785                25,654
Cash at Beginning of Year                                                                          202,877               177,223
                                                                                               -----------           -----------
Cash at End of Year                                                                            $   435,662           $   202,877
                                                                                               ===========           ===========

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                           2001                   2000
                                                                                           ----                   ----
Supplemental Disclosure of Cash Flow Information:

     Cash paid during the year for:
         Interest                                                                      $     7,263              $   1,775
                                                                                       ===========              =========
         Income taxes                                                                  $         -              $       -
                                                                                       ===========              =========

     Supplemental Disclosure of Non-Cash Investing and Financing Activities:

         Acquisition of equipment with loan                                            $         -              $  36,366
                                                                                       ===========              =========

         Debt discount relating to the issuance of warrants
            and the beneficial conversion features of convertible debt                 $ 1,056,500              $ 167,500
                                                                                       ===========              =========

         Conversion of $475,000 of debentures and $35,452 of accrued
            interest into common stock                                                 $   510,452              $       -
                                                                                       ===========              =========

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Business:
           Digital Descriptor Systems, Inc. (the "Company") incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the years ended December 31, 2001 and 2000. Substantially all of the Company's revenues are derived principally from state and local governments.

Note 2 - Summary of Significant Accounting Policies:
           Significant accounting policies followed by the Company in the preparation of the accompanying financial statements are summarized below:

              A. Basis of Financial Statement Presentation
                 The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable and has incurred substantial losses from operations of $2,982,510 and $2,030,052 for the years ended December 31, 2001 and 2000, respectively. The Company expects that losses from operations will continue through 2002 and the Company anticipates that it will require additional financing in 2002, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its core business solutions by hiring additional sales resources and increased marketing activities. The Company is also pursuing FBI Certification and introduction to the marketplace of the Compu-Scan 3000 fingerprint-capturing device. However, there can be no assurances that the Company will be successful in their efforts to generate profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Financial presentation may have been changed due to reclassifications of certain items.

              B. Use of Estimates
                 The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

              C. Inventory
                 Inventory is valued at the lower of cost (determined on a first-in, first-out basis) or market.

              D. Revenue Recognition
                 The Company derives revenue from the sale of hardware, software, post customer support (PCS), and other related services. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. Other related services include basic consulting and training. Included with the hardware is software that is not considered to be incidental. Revenue from transactions with customers where the software component is not considered to be incidental is allocated between the hardware and software components based on the relative fair value of the respective components.

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

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont'd):

              D. Revenue Recognition (Cont'd)
                 The Company recognizes the revenue allocable to hardware and software licenses upon delivery of the product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided. Revenue allocable to other services is recognized as the services are provided.

              E. Property and Equipment
                 Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets. Depreciable lives of the Company's property and equipment are presented below:

                                                                Years
                                                                -----
                      Furniture and fixtures                      5
                      Computer equipment                          2
                      Vehicles                                    3
                      Leasehold improvements        Estimated useful life of
                                                    the asset or term of the
                                                    lease whichever is shorter

                 Repair and maintenance costs are expensed when incurred, while additions and improvements are capitalized. The cost and related accumulated depreciation or amortization of assets sold or retired is eliminated from the accounts and any gains or losses are reflected in income.

              F. Long-Lived Assets
                 The Company evaluates impairment of its intangible and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In making such determination, management compares the estimated future cash flows, on an undiscounted basis, of the underlying operations or assets with their carrying value to determine if any impairment exists. If impairment exists, any adjustment is determined by comparing the carrying amount to the fair value of the impaired asset.

              G. Software Development Costs
                 The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed, and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During 1999, $413,604 was capitalized as software development costs in connection with the Company's new product entitled Compu-Scan, a computerized inkless fingerprint device. During 2000, the Company submitted this product for approval to the FBI. In 2001, due to uncertainty as to whether the Company will be able to obtain funding needed to complete development and the FBI approval process, the Company wrote down the asset to a net realizable value of $-0-.

              H. Income Taxes
                 The Company provides for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such differences result from differences in the timing of recognition by the Company of certain expenses, the periods of depreciation of certain assets and net operating loss carryforwards.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont'd):

               I. Accounting for Stock Options
                 Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a pro forma basis in Note 9.

              J. Net Loss Per Common Share
                 Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. No exercise of common stock equivalents were assumed during any period because the assumed exercise of these securities would be anti-dilutive.

              K. Concentration of Credit Risk
                 Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and accounts receivable. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company sells its principal products to end users and distributors principally in the United States.

              L. Fair Value of Financial Instruments
                 The carrying value of cash and cash equivalents, accounts receivable, note receivable, and accounts payable, accrued expenses and convertible debentures approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

              M. Impact of Recent Accounting Pronouncements
                 In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. Statement 144 is effective for the Company beginning on January 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on the Company's financial position or results of operations.

                 In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets, effective for fiscal years' beginning after December 15, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of this statement will have not have a significant impact on the Company's financial position or results of operations.

                 In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and destination. The Company adopted SFAS 133 during the first quarter of 2001. The adoption did not have a significant impact on the Company's financial position or results of operations.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Note Receivable - Former Officer:
           During 1996, the Company loaned the former President (departed January 25, 2002) of the Company $125,000 evidenced by a promissory note. The note bore interest at the prime rate plus 1%, and was payable together with the principal on August 13, 1999. The Company's Board of Directors agreed to extend the maturity date of this note indefinitely. At December 31, 2001 and 2000, accrued interest, included in the note receivable in the accompanying balance sheet was $52,400 and $40,525, respectively. In 2001, due to uncertainty as to whether the Company will collect the note, a reserve for uncollectible notes was recorded in the amount of $177,400.

Note 4 - Furniture and Equipment:
           Furniture and equipment consists of the following at December 31, 2001 and 2000, respectively:

                                                     2001           2000
                                                     ----           ----
              Furniture and fixtures              $ 186,705     $ 186,705
              Computer equipment                    274,945       271,449
              Vehicles                               59,049        59,049
              Leasehold improvements                 34,977        34,977
                                                  ---------     ---------
                                                    555,676       552,180
              Less accumulated depreciation         518,586       380,134
                                                  ---------     ---------
                                                  $  37,090     $ 172,046
                                                  =========     =========

           Depreciation and amortization included as a charge to operations amounted to $138,452 and $162,330 for the years ended December 31, 2001 and 2000, respectively.

Note 5 - Convertible Debentures:
           On December 31, 2001 the Company issued three convertible debentures for an aggregate amount of $500,000. The debentures are due December 31, 2002 and accrue interest at the rate of 12% per annum. Interest on the debentures shall be paid quarterly commencing March 31, 2002. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at any time through maturity. The conversion price in effect on any Conversion Date shall be the lesser of $.043 per share or 50% of the average of the lowest three inter-day sales prices during the twenty Trading Days immediately preceding the applicable Conversion Date. The Company also issued common stock purchase warrants for the right to purchase 1,500,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.02 or the average of the lowest three inter-day sales prices during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $37,500 and the intrinsic value of the beneficial conversion feature of $385,000 have been allocated to paid-in capital. This resulting debt discount plus $77,500 of financing charges is being amortized on a straight-line basis over the term of the debentures. The debentures are collateralized by substantially all of the Company's assets.

           During September 2001, the Company issued two convertible debentures for an aggregate amount of $400,000. These debentures are due on September 30, 2002 and accrue interest at the rate of 12% per annum. Interest on the debentures shall be paid quarterly commencing December 31, 2001. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at any time through maturity. The conversion price in effect on any Conversion Date shall be the lesser of $.08 per share or 50% of the average of the lowest three inter-day sales prices during the ten Trading Days immediately preceding the applicable Conversion Date. The Company also issued common stock purchase warrants for the right to purchase 800,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.36 or the average of the lowest three closing sales prices for the common stock during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $48,000 and the intrinsic value of the beneficial conversion feature of $262,000 have been allocated to paid-in capital. This resulting debt discount plus $90,000 of financing charges is being amortized on a straight-line basis over the term of the debentures. The debentures are collateralized by substantially all of the Company's assets.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Convertible Debentures (Cont'd):
           During April 2001 and May 2001, the Company issued three convertible notes for an aggregate amount of $155,000 and accrue interest at the rate of 10% per annum. Interest on the debentures shall be paid quarterly commencing June 30, 2001. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock thirty days prior to the maturity date. The conversion price in effect on any Conversion Date shall be an amount equal to 50% of the mean average price of the common stock for the ten trading days prior to notice of conversion. The intrinsic value of the beneficial conversion feature of $155,000 has been allocated to paid-in capital. This resulting debt discount is being amortized on a straight-line basis over the term of the debentures. The debentures are collateralized by substantially all of the Company's assets. During September 2001, $115,000 of the notes were converted into 1,498,540 shares of free trading common stock and 1,252,069 shares of restricted stock at conversion prices ranging between of $.03895 and $.034 per share. In addition, $5,078 of accrued interest related to the debentures was converted into 132,827 shares of common stock. On the conversion date, the unamortized portion of the debt discount related to the converted debt, in the amount of $11,329, was charged to interest expense. In October 2001, $15,000 of the convertible debentures were paid. The parties have entered into an agreement to extend the maturity date of the remaining balance of $25,000 for another year.

           During March 2001, the Company issued two convertible debentures for an aggregate amount of $200,000 with a maturity date of March 4, 2002. The debentures accrue interest at the rate of 12% per annum. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at any time through maturity. The conversion price in effect on any Conversion Date shall be the lesser of $.08 per share or 50% of the average of the lowest three inter-day sales prices during the ten Trading Days immediately preceding the applicable Conversion Date. The Company also issued common stock purchase warrants for the right to purchase 200,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.36 or the average of the lowest three closing sales prices during the twenty Trading Days immediately prior to the date of exercise. The estimated fair value of the warrants of $64,000 and the intrinsic value of the beneficial conversion feature of $105,000 have been allocated to paid-in capital. This resulting debt discount plus $31,000 of financing charges is being amortized on a straight-line basis over the term of the debentures. The debentures are collateralized by substantially all of the Company's assets. During November 2001 through December 2001, $160,000 of the debentures were converted into 6,309,526 shares of common stock. On the conversion date, the unamortized portion of the debt discount and deferred financing costs related to the converted debt, in the amount of $40,479, was charged to interest expense.

           During December 2000, the Company issued $200,000 of convertible debentures to two investors. The debentures accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at a conversion price the lessor of: $0.08 per share or 50% of the average of the lowest three trading prices during the 20 days preceding the conversion date. The debenture holders also received warrants to purchase 400,000 common shares at an exercise price of $0.036 per share at any time before December 28, 2003. The estimated fair value of the warrants of $40,000 and the intrinsic value of the beneficial conversion feature of $127,500 have been allocated to paid-in capital. This resulting debt discount plus the $61,000 of financing charges was amortized on a straight-line basis over the term of the debentures. During September 2001 through November 2001 the debentures in the amount of $200,000 were converted into 5,241,754 shares of common stock. In addition, $30,374 of accrued interest related to the debentures was converted into 1,012,494 shares of common stock. On the conversion date, the unamortized portion of the debt discount and deferred financing costs related to the converted debt, in the amount of $41,756, was charged to interest expense.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Equipment Loan
           During 2000, the Company entered into a $36,366 automobile loan, maturing in November 2005. The loan requires monthly installments of $620, including interest at .9%. The loan is collateralized by the automobile. Future maturities of the loan are as follows:

               2002                                  $  7,211
               2003                                     7,276
               2004                                     7,342
               2005                                     5,448
               2006 and Thereafter                          -
                                                     --------
                                                     $ 27,277
                                                     ========

Note 7 - Income Taxes:
           At December 31, 2001, the Company had federal net operating loss carryforwards of approximately $11,124,000 to offset future federal taxable income expiring in various years through 2021. The Company also has state net operating loss carryforwards of approximately $621,500 to offset future state taxable income expiring in various years through 2021.

           The timing and extent in which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations due to certain ownership changes of the Company.

           The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                                 2001             2000
                                                                 ----             ----
                  Deferred tax assets:
                      Net operating loss carryforwards        $ 3,838,269      $ 3,453,113
                      Bad debt reserves                            37,810           43,519
                      Inventory reserves                            1,868              200
                      Accrued expenses                                  -            1,755
                      Depreciation                                 67,848                -
                                                              -----------      -----------
                  Total deferred tax assets                     3,945,795        3,498,587

                  Deferred tax liabilities:
                      Software development                              -         (157,441)
                      Depreciation                                      -          (22,914)
                                                              -----------      -----------
                  Total deferred tax asset                      3,945,795        3,318,232
                  Valuation allowance                          (3,945,795)      (3,318,232)
                                                              -----------      -----------
                  Net deferred tax asset                      $         -      $         -
                                                              ===========      ===========

  Note 8 - Commitments and Contingencies:
           The Company leases certain facilities, vehicles and office equipment under non-cancelable operating lease agreements that expire at various dates through 2005. Future minimum lease payments at December 31, 2001 are as follows:

                               2002                      $  118,194
                               2003                         118,194
                               2004                         118,486
                               2005                          56,462
                               2006 and thereafter                -
                                                         ----------
                                                         $  411,336
                                                         ==========

           Rental expense under such operating leases was approximately $104,100 and $126,000 during the years ended December 31, 2001 and 2000, respectively.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Stock Option and Other Plans:
           The Company maintains the 1994 Restated Stock Option Plan (the 1994
           Plan) pursuant to which the Company reserved 5,000,000 shares of common stock. The options granted have a term of ten years and are issued at or above the fair market value of the underlying shares on the grant date. The Company also maintains the 1996 Director Option Plan (the Director Plan) pursuant to which the Company reserved 200,000 shares of common stock. Under the Director Plan, each outside director is automatically granted an option to purchase 15,000 shares of common stock (first option) upon adoption of the Director Plan or the date such person becomes a director. Every year thereafter, each outside director is automatically granted an option to purchase 1,000 shares (subsequent option) on each date of the annual meeting if a minimum of six months were served on the Board of Directors. Options granted under the Director Plan are issued at or above the fair market value of the underlying shares on the grant date. A portion of the first option vests at the six-month anniversary of the date of the grant and continues over a four-year period. Subsequent options vest on the first anniversary of the grant date. The options expire ten years from the date of the grant.

           The following is a summary of option activity under all plans:

                                                                                                              Weighted
                                                              1996                             Total          Average
                                                           Director                          Number of        Exercise
                                            1994 Plan         Plan       Nonqualified         Options          Price
                                            --------------------------------------------------------------------------
Outstanding at December 31, 1999              179,000       33,182           896,500        1,109,312       $.33-$3.81
Granted                                       843,000            -                 -          843,000              .10
Expired                                             -            -            (7,500)          (7,500)             .37
                                            --------------------------------------------------------------------------
Outstanding at December 31, 2000            1,022,000       33,812           889,000        1,944,812       $.10-$3.81
Granted                                             -            -                 -                -                -
Expired                                      (103,500)      (7,500)         (208,000)        (319,000)      $.10-$3.81
                                            --------------------------------------------------------------------------
Outstanding at December 31, 2001              918,500       26,312           681,000        1,625,812       $.10-$3.81
                                            ==========================================================================
Exercisable options at
December 31, 2001                             918,500       26,312           681,000        1,625,812
                                            =========================================================

           At December 31, 2001, the remaining contractual life of outstanding options was 8 years.

           Pro forma information regarding net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 is as follows:

                                                    December 31
                                                    -----------
                                                2001            2000
                                                ----            ----
                  Net loss:
                      As reported           $(2,982,510)    $(2,030,052)
                      Pro forma             $(2,993,559)    $(2,103,563)
                  Net loss per share:
                      As reported                 $(.12)          $(.11)
                      Pro forma                   $(.12)          $(.12)

           The Company estimated the fair value of stock options at the date of grant by using a Black Scholes option pricing model with the following weighted-average assumptions for grants in 2000 as follows: risk-free interest rate of 5.5% for all years; expected life of the option of 5 years; no expected cash dividend payments on common stock, and volatility factors of the expected market price of the Company's common stock of: 1.033. The weighted average estimated fair value of stock options granted during 2000 was $.01. There were no options issued in 2001.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Stock Option and Other Plans (Cont'd):
           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. As noted above, the Company's stock options are vested over an extended period. In addition, option models require the input of highly subjective assumptions including future stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the Company's stock options.

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

Note 10 - Equity Transactions:
           During October 2001 through December 2001, the Company received $229,000 net of $11,000 of issuance costs, from the issuance of 7,999,996 shares of common stock at $.03 per share via subscription agreements to various individuals.

           During 2001 and 2000, the Company issued 4,328,831 and 1,205,000 shares, respectively, of restrictive common stock for services received. The Company recorded a charge for the issuance of such shares during 2001 and 2000 of $414,322 and $261,100, respectively, based on the fair market value of the Company's common stock on the date of the stock grant.

           In connection with the Company's initial public offering in 1995, the Company issued to each unit holder one Redeemable Class A Warrant and one Redeemable Class B Warrant. The Warrants were immediately detachable and separately transferable. Each Class A Warrant entitled the holder to purchase one share of common stock for $6.00 subject to adjustment, during the four-year period commencing one year from the date of the offering. Each Class B Warrant entitled the holder to purchase one share of common stock for $7.25 subject to adjustment, during the four-year period commencing one year from the date of the offering. The Class A and Class B Warrants are subject to redemption by the Company at any time, (within thirty days notice) at $.10 per warrant provided that the per share closing bid price of the common stock exceeds 175% of the exercise price for the Class A Warrant, and 200% of the exercise price for the Class B Warrant, for at least 20 consecutive trading days. During July 2000, the Company's Board of Directors reduced the exercise price of the Class A Warrants from $6.00 to $1.00, and reduced the exercise price of the Class B Warrants from $7.50 to $1.50. The expiration date for the Class A and Class B Warrants was extended from August 15, 2000 to August 15, 2002. At December 31, 2001 and 2000, there were 1,483,750 Redeemable Class A Warrants outstanding and 1,483,750 Redeemable Class B Warrants outstanding.

           During July 1994, the Chairman excercised rights to purchase 119,999 shares of Common Stock at $.001 per share in connection with an employment agreement. The Company recorded $120,000 in unearned compensation, based on the fair value of the restricted stock at the date of issuance. Such unearned compensation has amortized to expense in the statement of operations over the period of the employment agreement. Amortization expense of $-0- and $14,000 was recorded during the years ended December 31, 2001 and 2000, respectively.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 10 - Equity Transactions (Cont'd):
           At December 31, 2001, the Company has the following common shares reserved for issuance:

           Common stock options available to grant                    4,255,188
           Common stock options outstanding                           1,625,812
           Common stock purchase rights                                 119,999
           Class A warrants outstanding                               1,483,750
           Class B warrants outstanding                               1,483,750
           Common stock available for grant:
                  Employee stock purchase plan                          100,000
                  Consultants and advisors compensation plan             88,643
           Convertible debentures                                    12,846,668
                                                                     ----------
                      Total                                          22,003,810
                                                                     ==========

Note 11 - Subsequent Events:
           During January 2002, the Company issued 360,000 shares of restricted common stock for consulting services received. Such shares were valued at the fair market value on the date the shares were granted.

           During January 2002, the Company issued 1,500,000 shares of common stock in payment of $12,600 accrued interest on convertible debentures. During February 2002, the Company issued 703,828 shares of common stock in payment of $5,771 of accrued interest on convertible debentures.

           During February 2002, $14,000 of debentures were converted into 2,456,140 shares of common stock.

           In April 2002, the Company entered into an agreement to extend the maturity date of the convertible debentures issued in March 2001 in the amount of $200,000 with a maturity date of March 4, 2002 for an additional year.