Form 10QSB
period 2002-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2002-05-15
CIK 927454

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384

                        Digital Descriptor Systems, Inc.
                ------------------------------------------------
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


   --------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
                  Class of Common Stock                May 10, 2002
                  ---------------------               ----------------
                     $.001 par value                   55,865,578  shares

     Transitional Small Business Disclosure Format  Yes         No   X
                                                        -----      -----

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001

                  Statements of Operations for the three months ended March 31, 2002 and 2001 (Unaudited)

                  Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)

                  Notes to Financial Statements - March 31, 2002 (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities:

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION

      ITEM I.     FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                March 31          December 31
                                                                   2002              2001
                                                               ----------         -----------
                                                              (Unaudited)
Assets
Current assets:
   Cash                                                        $   50,131         $  435,662
   Restricted cash                                                 39,155              5,969
  Accounts receivable, less allowance for uncollectible
      accounts of $74,410 (unaudited) and $87,930 in
      2002 and 2001, respectively                                  33,475            107,948
   Inventory                                                        8,160              5,665
   Prepaid expenses                                               385,262            267,534
   Debt discount and deferred financing costs                     575,001            807,014
                                                               ----------         ----------
Total current assets                                            1,091,184          1,629,792

  Note receivable - Former Officer, Less Allowance
      For Uncollectible Notes of  $157,753 and
      $177,400 in 2002 and 2001, Respectively                        --                 --
 Furniture and Equipment, net                                      27,181             37,090
  Deposits and other assets                                        24,395             24,395
                                                               ----------         ----------
Total assets                                                   $1,142,760         $1,691,277
                                                               ==========         ==========

Liabilities and Shareholders' Deficiency
Current liabilities:
   Accounts payable                                            $  302,161         $  418,764
   Accrued expenses                                               133,999            175,742
   Deferred income                                                898,303            854,618
   Current portion of equipment loan                                7,211              7,211
   Convertible debentures                                         951,000            965,000
                                                               ----------         ----------
Total current liabilities                                       2,292,674          2,421,335

   Equipment Loan, Net of Current Portion                          18,270             20,066
                                                               ----------         ----------
Total liabilities                                              $2,310,944         $2,441,401
                                                               ----------         ----------


                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                 March 31      December 31
                                                                   2002             2001
                                                               ------------    ------------
                                                                (Unaudited)

Shareholders' deficiency:
   Preferred Stock, $.01 par value, authorized shares -
     1,000,000; issued and outstanding - none                          --              --
   Common Stock, $.001 par value, authorized shares -
     150,000,000; issued and outstanding shares - 53,065,578
     and 48,045,610 at March 31, 2002 and December 31, 2001,
     respectively                                                    53,065          48,045
   Additional paid-in capital                                    16,768,570      16,726,819
   Accumulated deficit                                          (17,989,819)    (17,524,988)
                                                               ------------    ------------
Total shareholder's deficiency                                   (1,168,184)       (750,124)
                                                               ------------    ------------
Total liabilities and shareholders' deficiency                 $  1,142,760    $  1,691,277
                                                               ============    ============






















   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                          March 31         March 31
                                                            2002             2001
                                                        ------------    ------------
Revenues:
   Software                                             $     39,592    $    160,314
   Hardware                                                   13,104           5,975
   Maintenance                                               157,174         130,724
   Other                                                      14,292          13,035
                                                        ------------    ------------
                                                             224,162         310,048

Costs and expenses:
   Cost of revenues                                           68,325         129,014
   General and administrative                                271,300         333,230
   Sales and marketing                                        23,846         235,610
   Research and development                                   76,791          77,382
   Depreciation and amortization                               9,909          50,493
   Interest and amortization of
     Deferred debt costs                                     259,765
   Other (income) expense, net                               (20,943)         50,679
                                                        ------------    ------------
                                                             688,993         876,408
                                                        ------------    ------------
         Net loss                                       $   (464,831)   $   (566,360)
                                                        ============    ============

Net loss per common share                               $      (0.01)   $      (0.03)
                                                        ============    ============
   (basic and diluted)

Weighted average number of common shares outstanding:
    Basic and diluted                                     47,933,483      21,069,945
                                                        ============    ============



    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                     March 31     March 31
                                                                       2002        2001
                                                                    ---------    ---------
Cash flows from operating activities:
Net loss                                                            ($464,831)   ($566,360)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                     9,909       50,493
      Provision for doubtful note receivable - former officer         (19,647)        --
      Compensation expense in connection with issuance
          of  Common Stock                                               --          5,750
      Common stock issued for services                                 14,400         --
      Amortization of deferred financing costs and debt discounts related to the issuance of warrants and the beneficial
          conversion feature of convertible debentures                232,013       57,046
     Changes in operating assets and liabilities:
      Accounts receivable                                              74,473       38,486
      Inventory                                                        (2,495)     (15,076)
      Prepaid expenses, deposits and other assets                    (117,728)     (28,021)
      Accounts payable                                               (116,603)      69,245
      Accrued expenses                                                (23,372)    (109,085)
      Deferred income                                                  43,685      211,968
                                                                    ---------    ---------
Net cash used in operating activities                                (370,196)    (285,554)
                                                                    ---------    ---------

Cash flows from investing activities:
   Increase in restricted cash                                        (33,186)        --
  (Increase) decrease in note receivable-former officer                19,647       (2,969)
                                                                    ---------    ---------
Net cash used in investing activities                                 (13,539)      (2,969)

Cash flows from financing activities:
   Net proceeds from issuance of convertible debentures                  --        200,000
   Deferred financing costs                                              --        (31,000)
   Repayment of equipment loan                                         (1,796)      (1,781)
                                                                    ---------    ---------
Net cash provided by (used in) financing activities                    (1,796)     167,219
                                                                    ---------    ---------
Net decrease in cash                                                 (385,531)    (121,304)
Cash at beginning of period                                           435,662      202,877
                                                                    ---------    ---------
Cash at end of period                                               $  50,131    $  81,573
                                                                    =========    =========


                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                  March 31          March 31
                                                                                   2002              2001
                                                                                  -------           -------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                                    $ 1,691           $    79
                                                                                  =======           =======
      Income taxes                                                                $    --                --
                                                                                  =======           =======
Supplemental disclosure of non-cash investing
   and financial activities:

Conversion of $14,000 of debentures and $18,371 of
  accrued interest into common stock                                              $32,371           $    --
                                                                                  =======           =======









   The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002

1.  BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended March 31, 2002 and 2001. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2.  BASIS OF PRESENTATION

The financial statements and disclosures included herein for the three months ended March 31, 2002 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Software Development Costs


The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed, and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During 1999, $413,604 was capitalized as software development costs in connection with the Company's new product entitled Compu-Scan, a computerized inkless fingerprint device. The Company awarded a contract to Titan Systems Corporation's DBA division for technical assistance in achieving final compliance with the FBI certification process. During December 2001, DDSI revised its anticipated certification date for its Compu-Scan product indefinitely after its submission was not accepted by the FBI. Additionally, there are no assurances that the FBI will ever certify the technology. As such, and since DDSI is unable to forecast any revenues from the product, DDSI wrote off the investment in Software Development of $413,604 in the fourth quarter of 2001.


Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release to customers. Amortization expense of $11,489 and $-0- was recorded during the three months ended March 31, 2002 and 2001, respectively. As indicated above, because the Company is unable to forecast any revenues from the product, DDSI wrote off the investment in Software Development of $413,604 in the fourth quarter of 2001.

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

During April 2001, the Company issued two convertible notes for $100,000 and $15,000, and one convertible note in May 2001 for $40,000 respectively, with interest at 10% per annum. Interest on these Notes shall be payable quarterly commencing June 30, 2001. The holder has the right to convert the debentures and interest accrued into shares of the Company's Common Stock at a conversion price per share that shall be an amount equal to 50% of the mean average price of the Common Stock for the ten (10) trading days prior to notice of conversion per share. The intrinsic value of the beneficial conversion features relating to the convertible notes issued in 2001 of $155,000 has been allocated to paid in capital. This resulting debt discount will be amortized over the term of the debentures

During September 2001, the Company issued $400,000 of convertible debentures to the same investors under the same terms as the debentures issued in March 2001. However, there were no warrants attached to these debentures. The intrinsic value of the beneficial conversion feature relating to these debentures of $350,000 has been allocated to paid in capital. This resulting debt discount will be amortized over the life of the debentures.

During September 2001, $35,000 of the convertible debentures issued in December 2000 were converted into Common Stock. The debentures were converted in accordance with the terms of the agreements. Subsequent to September 30, 2001, an additional $35,000 of the convertible debentures issued in December 2000 were converted into 1,232,396 shares of Common Stock. The investors also converted interest accrued into 1,012,494 shares of Common Stock.

During September 2001, the holder of the $100,000 note issued in April 2001 converted the note into 1,428,571 shares of free trading Common Stock and 1,252,069 shares of restricted stock. The conversion price was valued at $.03895 per share in accordance with the agreement terms.

During September 2001, the $15,000 note issued in April 2001 was also converted into 214,286 shares of free trading Common Stock and 246,471 shares of restricted stock. The conversion price for this transaction was valued at $.034 per share in accordance with the agreement terms

During October through December 2001, the remaining $165,000 of the convertible debentures issued in December 2000, as well as $160,000 of the convertible debentures issued in March 2001 were converted into 10,551,280 shares of Common Stock. Additionally, accrued interest relating to these notes was converted into an additional 1,012,49 shares of Common Stock. The underlying shares were registered August 29, 2001 file number 33359888.

On December 31, 2001, DDSI issued three convertible debentures for an aggregate amount of $500,000, with simple interest accruing at the annual rate of 12%. A $125,000 note was issued to New Millennium Capital Partners II, LLC, a $125,000 note to AJW Partners, LLC and a $250,000 note to Bristol Investment Fund, Ltd. These debentures are due December 31, 2002. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2002. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's Common Stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.043 and (2) 50% of the average of the lowest three inter-day sales prices of the Common Stock during the twenty Trading Days immediately preceding the applicable Conversion Date. The shares that will be issued upon conversion of these debentures are being registered for resale purposes by this registration statement. DDSI also issued common stock purchase warrants for the right to purchase 1,500,000 shares of Common Stock of DDSI at an exercise price per share equal to the lesser of (i) $.02 and (ii) the average of the lowest three inter-day sales prices during the twenty (20) Trading Days immediately prior to exercise.

During January through March 2002, $14,000 of the convertible debentures issued in March 2001 were converted into 2,456,140 shares of Common Stock. Additionally, accrued interest of $18,371 relating to these notes was converted into an additional 2,203,828 shares of Common Stock.

5.  EQUITY TRANSACTIONS

During through January 2002, the Company granted 360,000 shares of restricted Common Stock for consulting services. The Company recorded a charge for the issuance of such shares in the amount of $7,200, based on the fair market value of the Company stock on the date of the stock grant.

6.  SUBSEQUENT EVENTS

During April 2002, $14,000 of the convertible debentures issued in March 2001 were converted into 2,800,000 shares of Common Stock.

In April 2002, the Company entered into an agreement to extend the maturity date of the convertible debentures issued in March 2001 in the amount of $200,000 with a maturity date of March 4, 2002 for an additional year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

The short-term objectives of DDSI are the following:

1. The short-term objective of the Company is to continue to expand the sale and acceptance of its core solutions by offering new and synergistic biometric security products to its installed base in the criminal justice market. The Company's objective is to expand with these, and additional products, into much larger commercial and federal markets.


DDSI's long-term objectives are as follows:

1. To seek additional products to sell into its basic business market--Criminal Justice -- so that DDSI can generate sales adequate enough to allow for profits. New products include FMS (Fingerprint Matching System), and Identify on Demand.

2. Continue pursuing the FBI certification of the Compu-Scan 3000 fingerprint capturing device. This would include redesigning the slap unit of the Compu-Scan to capture a palm print as well as a fingerprint. In addition consideration will be given to the creation of a contactless single digit reader that would not require FBI certification. There is no guarantee that the company will be able to raise sufficient funding to complete this project or that it will ever be able to meet FBI certification DDSI believes that it will not reach profitability until the year 2003. Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

 DDSI is doing the following in its effort to reach profitability:

     o    Cut costs in areas that add the least value to DDSI.

     o Derive funds through investigating business alliances with other companies who may wish to license the Compu-Scan device or the FMS SDK (software developers kit).

     o Increase revenues through the introduction of Compu-Capture to schools, specifically towards kindergarden through twelth grades, for the creation of ID cards.

     o Increase revenues through the introduction of a scaled down version of our Compu-Capture product.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001
--------------------------------------------------------------------

Revenues for the three months ended March 31, 2002 of $224,162 decreased $85,886 or 28% from the three months ended March 31, 2001. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue is attributed to the SI-3000 product line; in the first quarter of 2001, the Company was still selling the SI-3000 product, however, during the second quarter of 2001 the Company stopped any new sales of this product. During the first quarter of 2002, the Company saw amounts of deferred income recognized as revenues resulting from SI-3000 projects started in previous years that are now being completed and signed-off. Maintenance revenues increased $26,450 or 20% from the three months ended March 31, 2001 primarily due to an increase in the Company's customer's service and additional stations being purchased by customers which include software maintenance agreements. Cost of goods decreased $60,689 or 47% due to the decrease in SI-3000 projects and was reduced to 30% of total revenues from 42% in the same period a year earlier. The gross profit percentage per sale increased by 12% compared to the same period a year earlier.

Costs and expenses decreased $126,726 or 17% during the three months ended March 31, 2002 versus the three months ended March 31, 2001. The decrease is due primarily to the cost containment efforts of the Company. This decrease was offset by an increase in interest and amortization of deferred debt cost of $248,276 in connection with the convertible debentures issued in 2001. All other expenses of the Company experienced decreases with the exception of the development department that remained the same for the three months ended March 31, 2002 and 2001. Expenses for research and development for the three months ended March 31, 2002 remain consistent with those of the same time period in 2001.

The net loss for the Company decreased 18% for the three months ending March 31, 2002 to $464,831 from $566,360 for the three months ending March 31, 2001. This was principally due to the decrease in expenses during the period.

Liquidity and Capital Resources

The Company's revenues have been insufficient to cover the cost of revenues and operating expenses. Therefore, the Company has been dependent on private placements of its Common Stock and issuance of convertible notes in order to sustain operations. In addition, there can be no assurances that the proceeds from private placements or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs, or that a sufficient amount of the Company's Common Stock or other securities can or will be sold or that any Common Stock purchase options/warrants will be exercised to fund the operating needs of the Company.

Net cash used in operating activities for the three months ended March 31, 2002 and 2001 was $370,656 and $285,554, respectively. The change in cash from operating activities in 2002 versus 2001 of $85,102 was principally due to the increase in the net loss for the 2002 first quarter.

Net cash used in investing activities was $13,539 and $2,969 for the three months ended March 31, 2002 and 2001, respectively, reflecting a change of $10,570. This change is due to a decrease in officer loan and an increase in restricted cash.

Net cash provided by financing activities was ($1,796) and $167,219 for the three months ended March 31, 2002 and 2001, respectively, reflecting a change of $165,423. This decrease was principally due to the Company not issuing convertible debentures during the three months ended March 31, 2002.

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings


Robert Martin - Shareholder Threatened Lawsuit


On January 19, 2002, DDSI's Board of Directors received notification of a pending lawsuit from a Mr. Robert P. Martin who purchased shares pursuant to a private placement offering in October 2001. The letter alleged false and misleading representations made to Mr. Robert Martin by Mr. Garrett Cohn and Mr. Scott Gallagher (About Face Communications) involving convertible debenture funding.


The shareholder threatened a direct and derivative action suggesting the convertible debt was not legally authorized. On March 14, 2002, DDSI was notified by the SEC that they were in receipt of this complaint.

DDSI disputes the allegations made in the complaint in that the Company is unaware of any false and misleading misrepresentation made by Mr. Garrett Cohn and the notification received contained insufficient information to make a determination of any wrong doing. Furthermore, the convertible debt was legally authorized by DDSI Board of Directors. At the time of the vote there were three members of the Board of Directors. Two were present and voted on behalf of accepting the convertible debenture. In addition corporate counsel was contacted prior to the vote and after review of the Corporate Bylaws indicated that pursuant to DDSI Bylaws there was a quorum present, therefore any business transacted by the Board would be legal and binding. Thus, DDSI intends to vigorously defend itself.

AccuSoft - Action to Terminate Product Licenses

On July 16, 2001, AccuSoft Corporation filed a complaint against DDSI in the United States District Court for the Central District of Massachusetts, Civil Action No. 0140132-NMG. AccuSoft sought the following relief:

     A. The termination of the following license agreements: ImageGear 6.0, 95 and 98.

     B. A preliminary injunction enjoining DDSI from using the above licenses in the sales of their products.

Item 2.        Changes in Securities and Use of Proceeds

During January through March 2002, $14,000 of the convertible debentures issued in March 2001 were converted into 2,456,140 shares of Common Stock. Additionally, accrued interest in the amount of $18,371 relating to these notes was converted into an additional 2,203,828 shares of Common Stock.

On December 31, 2001, DDSI issued three convertible debentures for an aggregate amount of $500,000, with simple interest accruing at the annual rate of 12%. A $125,000 note was issued to New Millennium Capital Partners II, LLC, a $125,000 note to AJW Partners, LLC and a $250,000 note to Bristol Investment Fund, Ltd. These debentures are due December 31, 2002. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2002. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's Common Stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.043 and (2) 50% of the average of the lowest three inter-day sales prices of the Common Stock during the twenty Trading Days immediately preceding the applicable Conversion Date. The shares that will be issued upon conversion of these debentures are being registered for resale purposes by this registration statement. DDSI also issued common stock purchase warrants for the right to purchase 1,500,000 shares of Common Stock of DDSI at an exercise price per share equal to the lesser of (i) $.02 and (ii) the average of the lowest three inter-day sales prices during the twenty (20) Trading Days immediately prior to exercise.

During October through December 2001, the remaining $165,000 of the convertible debentures issued in December 2000, as well as $160,000 of the convertible debentures issued in March 2001 were converted into 10,551,280 shares of Common Stock. Additionally, accrued interest relating to these notes was converted into an additional 1,012,49 shares of Common Stock. The underlying shares were registered August 29, 2001 file number 33359888.

During October 2001 through January 2002, the Company granted 3,070,831 shares of Common Stock to certain parties for consulting services performed and to be performed. Such shares were valued at market price.

During October through December 2001, DDSI issued Common Stock via Subscription Agreements to various individuals. Through January 2002, the company has raised $240,000 through these agreements and has issued 8,000,000 shares at $0.03 per share of Common Stock.

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

During September 2001, the $15,000 note was also converted into 214,286 shares of free trading Common Stock and 246,471 shares of restricted stock. The conversion price for this transaction was valued at $.034 per share in accordance with the agreement..

During September 2001, the Company issued $400,000 of convertible debentures to two investors. These debentures mature on March 4, 2002; however, the parties have entered into an agreement to extend the maturity date for another year, and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debentures are collaterated by substantially all of the Company's assets. The intrinsic value of the beneficial conversion features relating to these convertible notes issued in September 2001 of $350,000 has been allocated to paid in capital. This resulting debt discount will be amortized over the term of the debentures

During April 2001, the Company issued two convertible notes for $100,000 and $15,000, and one convertible note in May 2001 for $40,000 respectively, with interest accruing at the annual rate of 10% interest on these Notes shall be payable quarterly commencing June 30, 2001. The holder has the right to convert the debentures and interest accrued into shares of the Company's Common Stock at a conversion price per share that shall be an amount equal to 50% of the mean average price of the Common Stock for the ten (10) trading days prior to notice of conversion per share. The intrinsic value of the beneficial conversion features relating to the convertible notes issued in 2001 of $155,000 has been allocated to paid in capital. This resulting debt discount will be amortized over the term of the debentures

During March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire March 4, 2004. The debentures are collateralized by substantially all of the Company's assets.

During January 2002, the Company granted 360,000 shares of restricted Common Stock for services performed. The Company recorded a charge for the issuance of such shares in the amount of $7,200, based on the fair market value of the Company stock on the date of the stock grant.

Item 3.        Defaults Upon Senior Securities:

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None


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

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                  (Registrant)


 Date:  May 15, 2002           By:  /s/ MICHAEL J. PELLEGRINO
                                    --------------------------------------------
                                      Michael J. Pellegrino
                                      (President, Chief Operating Officer
                                        & Chief Financial Officer)


 Date:  May 15, 2002           By:  /s/ ROBERT GOWELL.
                                    --------------------------------------------
                                      Robert Gowell
                                      (Chief Executive Officer and
                                        Co-Chairman of the Board of Directors)


 Date:  May 15, 2002           By: /s/ GARRETT U. COHN
                                   ---------------------------------------------
                                      Garrett U. Cohn
                                      (Co-Chairman of the Board of Directors)


 Date:  May 15, 2002           By:  /s/ VINCENT MORENO
                                    --------------------------------------------
                                      Vincent Moreno.


 Date:  May 15, 2001           By:  /s/ ANTHONY SHUPIN
                                    --------------------------------------------
                                      Anthony Shupin