Form 10QSB
period 2002-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2002-08-14
CIK 927454

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30,2002
                                                  -------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384

                        Digital Descriptor Systems, Inc.
                  --------------------------------------------
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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                  Class of Common Stock                     August 13, 2002
                  ---------------------                    -------------------
                     $.001 par value                        58,156,490 shares

        Transitional Small Business Disclosure Format Yes ____ No __X__

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at June 30, 2002 (unaudited) and
                  December 31, 2001

                  Statements of Operations for the three and six months ended June 30, 2002 and 2001 (Unaudited)

                  Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)

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

         Item 3.  Defaults Upon Senior Securities:

         Item 4.  Submission of Matters of a Vote to Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                    June 30             December 31
                                                                      2002                 2001
                                                                   ----------           ----------
                                                                  (Unaudited)
Assets
Current assets:
   Cash                                                            $   42,542           $  435,662
   Restricted cash                                                      1,044                5,969
   Investments                                                           --                   --
   Accounts receivable, less allowance for uncollectible
      account of $65,436 (unaudited) and $87,930 in
      2002 and 2001, respectively                                      10,487              107,948
   Inventory                                                           22,826                5,665
   Prepaid expenses                                                   346,620              267,534
   Advance - employees                                                110,066                 --
   Debt discount and deferred financing costs                         360,751              807,014
                                                                   ----------           ----------
Total current assets                                                  894,336            1,629,792

  Note receivable - Former officer, less allowance
      for uncollectible notes of $160,722 and $177,400
      in 2002 and 2001, respectively                                     --                   --
   Furniture and equipment, net                                        18,875               37,090
   Deposits and other assets                                           24,395               24,395
                                                                   ----------           ----------
Total assets                                                       $  937,606           $1,691,277
                                                                   ==========           ==========

Liabilities and Shareholders' Deficiency
Current liabilities:
   Accounts payable                                                $  337,735           $  418,764
   Accrued expenses                                                   157,463              175,742
   Accrued payroll and related withholdings                           173,929                 --
   Deferred income                                                    818,672              854,618
   Current portion of equipment loan                                    7,233                7,211
   Convertible debentures                                           1,006,731              965,000
                                                                   ----------           ----------
Total current liabilities                                           2,501,763            2,421,335

   Equipment Loan, net of current portion                              16,447               20,066
                                                                   ----------           ----------
Total liabilities                                                  $2,518,210           $2,441,401
                                                                   ==========           ==========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)


                                                                                 June 30,                 December 31
                                                                                   2002                      2001
                                                                               ------------              ------------
                                                                                (Unaudited)
Shareholders' equity (deficiency):
  Preferred Stock, $.01 par value, authorized shares -
    1,000,000; issued and  outstanding - none
  Common Stock, $.001 par value, authorized shares -
    150,000,000; issued and outstanding shares -
    58,156,490 (unaudited) and 48,045,612 at June 30, 2002
    and December 31, 2001, respectively                                              58,156                    48,045
  Additional paid-in capital                                                     16,782,748                16,726,819
  Accumulated deficit                                                           (18,421,508)              (17,524,988)
                                                                               ------------              ------------
Total shareholder's equity (deficiency)                                          (1,580,604)                 (750,124)
                                                                               ============              ============
Total liabilities and shareholders' equity (deficiency)                        $    937,606              $  1,691,277
                                                                               ============              ============




























   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                      Six Months Ended
                                                     June 30                                  June 30
                                            2002                 2001                 2002                  2001
                                        ------------         ------------         ------------         ------------
Revenues:
   Software                             $     13,350         $    180,997         $     52,941         $    341,311
   Hardware                                   14,858               42,599               27,962               48,574
   Maintenance                               157,415              138,194              314,590              268,918
   Consulting                                   --                 34,500                 --                 34,500
   Other                                       4,373               18,920               18,665               31,955
                                        ------------         ------------         ------------         ------------
                                             189,996              415,210              414,158              725,258

Costs and expenses:
   Cost of revenues                           13,688              140,774               82,013              269,788
   General and administrative                239,265              580,014              510,565              917,244
   Sales and marketing                        33,392               70,951               57,238              306,561
   Research and development                   74,582               62,712              151,375              140,094
   Depreciation and amortization               8,304               70,173               18,214              120,666
   Interest and amortization of
      deferred debt costs                    255,805              231,809              515,569              288,934
   Other (income) expense, net                (3,353)              (7,945)             (24,296)             (14,391)
                                        ------------         ------------         ------------         ------------
                                             621,683            1,148,488            1,310,678            2,028,896
                                        ------------         ------------         ------------         ------------
         Net loss                       $   (431,687)        $   (733,278)        $   (896,520)        $ (1,303,638)
                                        ============         ============         ============         ============
Net loss per common share
   (basic and diluted)                  $      (0.01)        $      (0.03)        $      (0.02)        $      (0.06)
                                        ============         ============         ============         ============

Weighted average number of
   common shares outstanding
   (basic and diluted)                    56,724,007           21,279,612           53,844,741           21,174,779
                                        ============         ============         ============         ============






    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30
                                                              2002           2001
                                                          -----------    -----------
Cash flows from operating activities:
Net loss                                                  $  (896,520)   $(1,303,638)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                            18,215        120,666
      Compensation expense in connection with issuance         14,400        186,530
          of  common stock
     Amortization of debt discount                            456,513        284,259
   Changes in operating assets and liabilities:
      Accounts receivable                                      97,462         (4,627)
      Inventory                                               (17,161)       (20,301)
      Prepaid expenses, deposits and other assets             (79,086)      (169,736)
      Advances - employees                                   (110,066)          --
      Accounts payable                                        (81,029)       101,530
      Accrued expenses                                             92       (142,741)
      Accrued payroll and related withholdings                173,929           --
      Deferred income                                         (35,946)       587,945
                                                          -----------    -----------
Net cash used in operating activities                        (459,197)      (360,113)
                                                          -----------    -----------

Cash flows from investing activities:
   Purchase of furniture and equipment                           --           (3,496)
   Increase in officer note receivable                           --           (5,937)
   Decrease in restricted cash                                  4,925           --
                                                          -----------    -----------
Net cash provided by (used in) investing activities             4,925         (9,433)

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures            75,000        355,000
   Deferred financing costs                                   (10,250)       (31,000)
   Repayment of equipment loan                                 (3,597)        (3,565)
                                                          -----------    -----------
Net cash provided by financing activities                      61,153        320,435
                                                          -----------    -----------
Net (decrease) increase in cash                              (393,119)       (49,111)

Cash at beginning of period                                   435,661        202,877
                                                          -----------    -----------
Cash at end of period                                     $    42,542    $   153,766
                                                          ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                             $    1,937   $   4,675
                                                                          ==========   =========
     Income Tax                                                           $     --     $    --
                                                                          ==========   =========

Supplemental disclosure of non-cash investing and Financial activities:

     Conversion of 33,269 of debentures and 18,371
         Of accrued interest into common stock                            $   51,640   $    --
                                                                          ==========   =========


































The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002

1.  BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended June 2002 and 2001. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2.  BASIS OF PRESENTATION

The financial statements and disclosures included herein for the three and six months ended June 30, 2002 and 2001 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

4.  CONVERTIBLE DEBENTURES

During March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures matured on March 4, 2002; however, the parties have entered into an agreement to extend the maturity date for another year, and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire March 4, 2004. The debentures are collateralized by substantially all of the Company's assets.

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

In April 2002, the Company entered into an agreement to extend the maturity date of the convertible debenture issued in March 2001 in the amount of $200,000 with a maturity date of March 4, 2002 for an additional year.

During April through June 2002, $19,269 of the convertible debentures issued in March 2001 were converted into 5,090,912 shares of Common Stock.

5.  EQUITY TRANSACTIONS

See Note 4.

6.  SUBSEQUENT EVENTS

Mr. Garrett U. Cohn resigned as Co-Chairman and Director of the DDSI Board of Directors effective July 23, 2002 for personal reasons. A Form 8-K was filed on July 26, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

The short-term objectives of DDSI are the following:

1. The short-term objective of DDSI is to continue to expand the sale and acceptance of its core solutions by offering new and synergistic biometric (a measurable, physical characteristic or personal behavioral trait used to recognize the identity, or verify the claimed identity, of an individual) (i.e. FMS) security products to its installed base in the criminal justice market. The Company's objective is to expand with these, and additional products, into much larger commercial and federal markets.


DDSI's long-term objectives are as follows:

1. To seek additional products to sell into its basic business market--Criminal Justice -- so that DDSI can generate sales adequate enough to allow for profits. New products include FMS (Fingerprint Matching System), and Identify on Demand.

2. Continue pursuing the FBI certification of the Compu-Scan 3000 fingerprint capturing device. This would include redesigning the slap unit of the Compu-Scan to capture a palm print as well as a fingerprint. In addition consideration will be given to the creation of a contactless single digit reader that would not require FBI certification. There is no guarantee that the company will be able to raise sufficient funding to complete this project or that it will ever be able to meet FBI certification

DDSI believes that it will not reach profitability until the year 2003. Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. DDSI has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. If DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

 DDSI is doing the following in its effort to reach profitability:

         o  Cut costs in areas that add the least value to DDSI.

         o Derive funds through investigating business alliances with other companies who may wish to license the Compu-Scan device or the FMS SDK (software developers kit).

         o Increase revenues through the introduction of Compu-Capture, specifically towards kindergarden through twelfth grades, for the creation of ID cards.

         o Increase revenues through the introduction of a scaled down version of our Compu-Capture product.

Results of Operations

Six Months June 30, 2002 Compared to the Six Months Ended June 30, 2001
-----------------------------------------------------------------------

Revenues for the six months ended June 30, 2002 of $414,158 decreased $311,100 or 43% from the six months ended June 30, 2001. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in DDSI's revenue is attributed to discontinued sales of the SI-3000 product line at the end of the first quarter in 2001. SI-3000 products' largest revenue impact was in software sales. These revenues are included in deferred revenue until the job has been completed and "signed-off" by the client. Once that job is completed, revenue is then recognized on the income statement. During the first six months of 2002, DDSI recognized revenue of $5,307 from software maintenance agreements from previous installations of SI-3000. Maintenance revenues increased $45,672 or 16.7% from the six months ended June 30, 2001 primarily due to an increase in DDSI's customer's service and additional stations being purchased by customers which include software maintenance agreements.

Cost of goods for the period ended June 30, 2002 was $82,013, a decrease of $187,775 or 70% from the same period, prior year. The decrease was attributable to the decrease in SI-3000 projects. Cost of goods sold as a percentage of revenue for the period ended June 30, 2002 was 20% of total revenues, versus 37% in the same period a year earlier, a decrease of 17%.

Costs and expenses decreased $644,721 or 47% during the six months ended June 30, 2002 versus the six months ended June 30, 2001. The decrease is due primarily to the cost containment efforts of the Company. This decrease was offset by an increase in interest and amortization of deferred debt cost of $226,635 in connection with the convertible debentures issued in 2001. All other expenses of the Company experienced decreases with the exception of the development department that increased $11,281 or 8% for the six months ended June 30, 2002 versus the six months ended June 30, 2001. Expenses for research and development for the six months ended June 30, 2002 increased $55,677 while the other expenses such as payroll, benefits, travel declined by $44,396 compared to the same time period in 2001.

The net loss for the Company decreased 31% for the six months ending June 30, 2002 to ($896,520) from ($1,303,638) for the six months ending June 30, 2001.
This was principally due to the decrease in expenses during the period.

Three Months June 30, 2002 Compared to the Three Months Ended June 30, 2001
---------------------------------------------------------------------------

Revenues for the three months ended June 30, 2002 of $189,996 decreased $225,214 or 54% from the three months ended June 30, 2001. As indicated above, the Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue is attributed to the fact that the Company no longer sold the SI-3000 product line and associated hardware during the three months ended June 30, 2002. Maintenance revenues increased $19,221 or 14% from the three months ended June 30, 2001 primarily due to an increase in the Company's customer's entering into such arrangements and the revenue sharing agreement with Itx on maintenance of the SI-3000 product. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. More customers ordered such items in the three months ended June 30, 2002 versus 2001. However, SI-3000 products were included in the other revenues for 2001 unlike that for 2002, which accounted for the modest decrease. Cost of goods decreased $127,086 or 90% due to the elimination of the SI-3000 sales. Cost of goods consisted of 7% of total revenues for 2002; whereas cost of goods in 2001 consisted of 34% of the revenues.

Costs and expenses decreased $366,438 or 51% during the three months ended June 30, 2002 versus the three months ended June 30, 2001. The decrease is due to reduction of general and administrative related expenses such as stock for services $(242,900), accounting fees $(64,800), salaries $(28,000), insurance $(14,500). The remaining decrease of $16,238 was a result of lower costs for the sales department.

The net loss for the Company decreased 41% for the three months ending June 30, 2002 to ($431,687) from ($733,728) for the three months ending June 30, 2001. This was principally due to the decrease in cost of goods and overall operating costs during the period.

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

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. DDSI has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

DDSI is doing the following in its effort to reach profitability and positive cash flow:

         o  Cut costs in areas that add the least value to DDSI.
         o Derive funds through investigating business alliances with other companies who may wish to license the Compu-Scan device or the FMS SDK (software developers kit).
         o Increase revenues through the introduction of Compu-Capture, specifically towards kindergarten through twelfth grades, for the creation of ID cards.
         o Increase revenues through the introduction of a scaled down version of our Compu-Capture product.

Net cash used in operating activities for the six months ended June 30, 2002 and 2001 was $(459,197) and $(360,113), respectively. The change in cash from operating activities in 2002 versus 2001 of $99,084 was principally due to the increases in prepaid, inventory and accrued payroll expenses; decreases in accounts payable and deferred income.

Net cash provided by (used in) investing activities was $4,925 and $(9,433) for the six months ended June 30, 2002 and 2001, respectively, reflecting a change of $14,358. This change is due to no purchase of fixed assets and reducing the balance of the restricted cash in the six months ended June 30, 2002.

Net cash provided by financing activities was $61,153 and $320,435 for the six months ended June 30, 2002 and 2001, respectively, reflecting a change of $259,282. This was principally due to less proceeds received from the issuance of the Company's common stock in the first six months of 2002 versus the first six months of 2001.

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Robert Martin - Shareholder Threatened Lawsuit

On January 19, 2002, DDSI's Board of Directors received a letter threatening legal action from Mr. Robert P. Martin who purchased shares pursuant to a private placement offering in October 2001. The letter alleged false and misleading representations made to Mr. Robert Martin by Mr. Garrett Cohn and Mr. Scott Gallagher (About Face Communications) involving convertible debenture funding.

The shareholder has threatened a direct and derivative action suggesting the convertible debt was not legally authorized.

Upon receipt of the threatened complaint, DDSI's Board of Directors had a discussion with Mr. Martin where DDSI represented that it was in compliance with the Company Bylaws, state and federal securities laws and that the current Board of Directors were unaware of any fraudulent representations.


Therefore, DDSI disputes the allegations made in the complaint for the following reasons, 1) the Company is unaware of any false and misleading misrepresentation made by Mr. Garrett Cohn, 2) the threatened complaints received contained insufficient information to make a determination of any wrong doing and 3) the convertible debt was legally authorized by DDSI Board of Directors. Concerning the legality of the convertible debt, there were three members on the Board of Directors at the time this issue was voted on. Two board members were present and voted on behalf of accepting the convertible debenture. In addition, corporate counsel was contacted prior to the vote and after review of the corporate bylaws indicated that pursuant to DDSI bylaws there was a quorum present, therefore the business transacted by the Board would be legal and binding. Thus, DDSI would vigorously defend itself against the allegations if such actions were pursued. Currently there has been no action filed.

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

Since the initial filing of the action by AccuSoft Corporation, DDSI has stopped using AccuSoft's ImageGear 6.0, 95 and 98 software and have replaced AccuSoft's controls. The parties are in discussions and are close to reaching a settlement.

Should this matter go to court and DDSI receive an unfavorable ruling for failing to terminate the use of the licenses, there may be some monetary damages. Assuming the damages would be based on the generic royalty agreement, the amount of damages would be minimal, or approximately $5,000 to $7,500.

Item 2.        Changes in Securities and Use of Proceeds

During January through March 2002, $14,000 of the convertible debentures issued in March 2001 were converted into 2,456,140 shares of Common Stock. Additionally, accrued interest of $18,371 relating to these notes was converted into an additional 2,203,828 shares of Common Stock.

In April 2002, the Company entered into an agreement to extend the maturity date of the convertible debenture issued in March 2001 in the amount of $200,000 with a maturity date of March 4, 2002 for an additional year.

During April through June 2002, $19,269 of the convertible debentures issued in March 2001 were converted into 5,090,912 shares of Common Stock.

Item 3.        Defaults Upon Senior Securities:

None.

Item 4.        Submission of Matters of a Vote to Security Holders

None


Item 5.        Other Information

None

Item 6.        Exhibits and Reports on Form 8-K:

Reports on Form 8-K:

July 29, 2002     Item 6
                  Resignation of Garrett U. Cohn for personal reasons.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIGITAL DESCRIPTOR SYSTEMS, INC.
                                (Registrant)



Date:  August 14, 2002          By:  /s/ MICHAEL J. PELLEGRINO
                                     -------------------------------------------
                                         Michael J. Pellegrino
                                         (President, Chief Operating Officer
                                          & Chief Financial Officer)


Date:  August 14, 2002          By:  /s/ ROBERT GOWELL.
                                     -------------------------------------------
                                         Robert Gowell
                                         (Chief Executive Officer and
                                         Co-Chairman of the Board of Directors)


Date:  August 14, 2002          By:  /s/ VINCENT MORENO
                                     -------------------------------------------
                                         Vincent Moreno.


Date:  August 14, 2002          By:  /s/ ANTHONY SHUPIN
                                     -------------------------------------------
                                         Anthony Shupin