Form 10QSB
period 2002-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2002-11-19
CIK 927454

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30,2002
                                               -----------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384
                                                -------

                        Digital Descriptor Systems, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         23-2770048
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                        identification number)

          446 Lincoln Highway, Fairless Hills, PA               19030
         ----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)

       Registrant's Telephone number, including area code: (267) 580-1075
                                                           --------------

  ----------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                        Outstanding at
          Class of Common Stock                        November 15, 2002
          ---------------------                        -----------------
             $.001 par value                           61,351,387 shares

             Transitional Small Business Disclosure Format Yes   No X
                                                              ---  ---

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001

                  Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (Unaudited)

                  Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)

                  Notes to Financial Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.

         Item 3.  Controls and Procedures


PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities:

         Item 4.  Submission of Matters of a Vote to Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                September 30              December 31
                                                                                    2002                      2001
                                                                                 ----------                ----------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash                                                                          $  102,865                $  435,662
   Restricted cash                                                                    1,051                     5,969
   Investments                                                                            -                         -
   Accounts receivable, less allowance for uncollectible
      account of $54,092 (unaudited) and $87,930 in
      2002 and 2001, respectively                                                     7,820                   107,948
   Inventory                                                                         13,998                     5,665
   Prepaid expenses                                                                 160,676                   267,534
   Advance - employees                                                              200,716                         -
   Debt discount and deferred financing costs                                       160,562                   807,014
                                                                                 ----------                ----------
Total current assets                                                                647,688                 1,629,792

  Note receivable - Former officer, less allowance
      for uncollectible notes of $163,092 and $177,400
      in 2002 and 2001, respectively                                                      -                         -
   Furniture and equipment, net                                                      15,772                    37,090
   Deposits and other assets                                                         24,395                    24,395
                                                                                 ----------                ----------
Total assets                                                                     $  687,855                $1,691,277
                                                                                 ==========                ==========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                              $  369,054                $  418,764
   Accrued expenses                                                                 212,692                   175,742
   Accrued payroll and related withholdings                                         289,247                         -
   Deferred income                                                                  497,943                   854,618
   Current portion of equipment loan                                                  7,260                     7,211
   Convertible debentures                                                         1,106,731                   965,000
                                                                                 ----------                ----------
Total current liabilities                                                         2,482,927                 2,421,335

   Equipment Loan, net of current portion                                            14,615                    20,066
                                                                                 ----------                ----------
Total liabilities                                                                $2,497,542                $2,441,401
                                                                                 ----------                ----------

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                                September 30              December 31
                                                                                    2002                      2001
                                                                                 ----------                ----------
                                                                                (Unaudited)
Shareholders' equity (deficiency):
 Preferred Stock, $.01 par value, authorized shares - 1,000,000; issued and outstanding - none
   Common Stock, $.001 par value, authorized shares -                                58,156                    48,045
     150,000,000; issued and outstanding shares - 58,156,490 (unaudited) and
     48,045,610 at September 30, 2002 and December 31, 2001, respectively
   Additional paid-in capital                                                    16,782,748                16,726,819
   Accumulated deficit                                                          (18,650,591)              (17,524,988)
                                                                                -----------               -----------
Total shareholder's equity (deficiency)                                          (1,809,687)                 (750,124)
                                                                                ===========               ===========
Total liabilities and shareholders' equity (deficiency)                         $   687,855               $ 1,691,277
                                                                                ===========               ===========

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                       Nine Months Ended
                                                  September 30                             September 30
                                          2002                    2001              2002                 2001
                                       -----------            -----------        -----------          -----------
Revenues:
   Software                            $   386,448            $   249,755        $   439,390          $   591,066
   Hardware                                 36,022                 19,751             63,984               68,325
   Maintenance                             139,877                127,756            454,469              396,674
   Consulting                                    -                 20,968                  -               55,468
   Other                                    11,545                  9,313             30,208               41,268
                                       -----------            -----------        -----------          -----------
Total Revenues                             573,892                427,543            988,051            1,152,801

Costs and expenses:
   Cost of revenues                        294,847                164,722            376,860              434,510
   General and administrative              212,808                403,357            723,373            1,320,601
   Sales and marketing                      18,268                 56,044             75,505              362,605
   Research and development                 16,716                144,724            168,091              284,818
   Depreciation and amortization             3,103                 68,119             21,318              189,055
   Interest and amortization of
      deferred debt costs                  257,240                195,613            772,809              484,281
   Other (income) expense, net                  (7)                (5,898)           (24,302)             (20,288)
                                       -----------            -----------        -----------          -----------
 Total Costs and expenses                  802,975              1,026,681          2,113,654            3,055,582
                                       -----------            -----------        -----------          -----------
         Net loss                      $  (229,083)           $  (599,138)       $(1,125,603)         $(1,902,781)
                                       ===========            ===========        ===========          ===========
Net loss per common share
   (basic and diluted)                 $     (0.00)           $     (0.03)       $     (0.02)         $     (0.09)
                                       ===========            ===========        ===========          ===========

Weighted average number of
   common shares outstanding
   (basic and diluted)                  58,156,490             22,776,744         55,297,784           21,708,767
                                       ===========            ===========        ===========          ===========

    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                    2002                      2001
                                                                                 -----------              -----------
Cash flows from operating activities:
Net loss                                                                         $(1,125,603)             $(1,902,781)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                   21,318                  189,055
      Compensation expense in connection with issuance                                14,400                  266,781
          of  common stock
      Amortization of debt discount                                                  684,201                  440,444
      Accrued interest converted into Common Stock                                         -                    5,077
   Changes in operating assets and liabilities:
      Accounts receivable                                                            100,128                  (29,439)
      Inventory                                                                       (8,333)                 (25,391)
      Prepaid expenses, deposits and other assets                                    106,858                 (319,797)
      Advances - employees                                                          (200,716)                       -
      Accounts payable                                                               (49,710)                 175,877
      Accrued expenses                                                                55,323                  (19,906)
      Accrued payroll and related withholdings                                       289,247                        -
      Deferred income                                                               (356,675)                 548,349
                                                                                 -----------              -----------
Net cash used in operating activities                                               (469,562)                (671,731)

Cash flows from investing activities:
   Purchase of furniture and equipment                                                     -                   (3,766)
   Increase in officer note receivable                                                     -                   (8,906)
   Decrease in restricted cash                                                         4,918                   10,452
                                                                                 -----------              -----------
Net cash provided by (used in) investing activities                                    4,918                   (2,220)

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures                                  175,000                  755,000
   Debt issuance costs                                                               (37,750)                (121,000)
   Repayment of equipment loan                                                        (5,402)                  (5,354)
                                                                                 -----------              -----------
Net cash provided by financing activities                                            131,848                  628,646
                                                                                 -----------              -----------
Net (decrease) increase in cash                                                     (332,796)                 (45,305)

Cash at beginning of period                                                          435,661                  202,877
                                                                                 -----------              -----------
Cash at end of period                                                            $   102,865              $   157,572
                                                                                 ===========              ===========
Supplemental disclosure of cash flow information:

  Cash paid during the year for:
     Interest                                                                    $     3,694              $     5,036
                                                                                 ===========              ===========
     Income Tax                                                                  $        -               $         -
                                                                                 ===========              ===========

Supplemental disclosure of non-cash investing and Financial activities:

     Conversion of debentures and
         accrued interest into common stock                                      $    51,640              $   155,077
                                                                                 ===========              ===========

    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2002
1. BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended September 2002 and 2001. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2. BASIS OF PRESENTATION

The financial statements and disclosures included herein for the three and nine months ended September 30, 2002 and 2001 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Advances/Accrued Payroll

The Company has made advances to its employees which total $200,716 at September 30, 2002. Advances have ceased as of September 30, 2002. In addition the Company has accrued payroll and related withholdings of $289,247 for the nine months ended September 30, 2002.


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

On December 31, 2001, DDSI issued three convertible debentures for an aggregate amount of $500,000, with simple interest accruing at the annual rate of 12%. A $125,000 note was issued to New Millennium Capital Partners II, LLC, a $125,000 note to AJW Partners, LLC and a $250,000 note to Bristol Investment Fund, Ltd. These debentures are due December 31, 2002. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2002. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's Common Stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.043 and (2) 50% of the average of the lowest three inter-day sales prices of the Common Stock during the twenty Trading Days immediately preceding the applicable Conversion Date. The shares that will be issued upon conversion of these debentures are being registered for resale purposes by a recent registration statement. DDSI also issued common stock purchase warrants for the right to purchase 1,500,000 shares of Common Stock of DDSI at an exercise price per share equal to the lesser of (i) $.02 and (ii) the average of the lowest three inter-day sales prices during the twenty (20) Trading Days immediately prior to exercise.

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

In June 2002, a 12% convertible promissory note for $75,000 was issued to two investors. The conversion price is (i) 50% of the average of the lowest three inter-day sales prices, or (ii) if the common stock is then traded on the OTC Bulletin Board or Pink Sheets, the prices asked by any person or entity acting as a market maker in the common stock during the twenty trading days immediately preceding the relevant date upon which a conversion is effected.

On September 30, 2002, DDSI issued two convertible debentures for an aggregate amount of $100,000, with simple interest accruing at the annual rate of 12%. These debentures are due September 30, 2003. Interest payable on the Debentures shall be paid quarterly commencing December 31, 2002. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 50% of the average of the lowest three inter-day sales prices of the Common Stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

5. EQUITY TRANSACTIONS

See Note 4.

6. SUBSEQUENT EVENTS

Mr. Randolph Hall, Vice President of Sales and an Officer of the Company resigned from Digital Descriptor Systems, Inc. effective October 18, 2002.

On October 28, 2002, $5,333 of convertible debentures issued in December 2001, were converted into 3,194,897 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

The short-term objectives of DDSI are the following:

1. The short-term objective of DDSI is to continue to expand the sale and acceptance of its core solutions by offering new and synergistic biometric (i.e. FMS) security products to its installed base in the criminal justice market. The Company's objective is to expand with these, and additional products, into much larger commercial and federal markets.

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

Results of Operations

Nine Months September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues for the nine months ended September 30, 2002 of $988,051 decreased $164,750 or 14% from the nine months ended September 30, 2001. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in DDSI's revenue is attributed to discontinued sales of the SI-3000 product line at the end of the first quarter in 2001. SI-3000 products' largest revenue impact was in software sales. These revenues are included in deferred revenue until the job has been completed and "signed-off" by the client. Once that job is completed, revenue is then recognized on the income statement. During the first nine months of 2002, DDSI recognized revenue of $211,500 from software sales and software maintenance agreements from previous installations of SI-3000. Maintenance revenues increased $57,795 or 14% from the nine months ended September 30, 2001 primarily due to an increase in DDSI's customer's service and additional stations being purchased by customers which include software maintenance agreements.

Cost of goods for the period ended September 30, 2002 was $376,860 a decrease of $57,650 or 13% from the same period, prior year. The decrease was attributable to the decrease in SI-3000 projects. Cost of goods sold as a percentage of revenue for the period ended September 30, 2002 was 38% of total revenues, versus 38% in the same period a year earlier.

Costs and expenses decreased $938,604 or 34% during the nine months ended September 30, 2002 versus the nine months ended September 30, 2001. The decrease is due primarily to the cost containment efforts of the Company. This decrease was offset by an increase in interest and amortization of deferred debt cost of $772,809 in connection with the convertible debentures issued in 2001. All other expenses of the Company experienced decreases for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001.

General and Administrative expenses for the nine month period ending September 30, 2002 was $723,373 versus $1,320,601 for the same period prior year for a decrease of $597,228 or 45%. This decrease was mainly attributable to a decrease in salaries and related payroll expenses of $170,606, a prior year charge in miscellaneous of $266,780 for services paid in stock, a decrease in accounting fees of $68,812, a decrease in insurance costs of $22,344, and miscellaneous items for $55,000.

Sales and Marketing expenses decreased $287,100 for the nine-month period ended September 30, 2002 from $362,605 (2001) to $75,505 (2002) or a 79% decrease.
This decrease was mainly attributable to a decrease in salaries, commissions, benefits and payroll taxes in the aggregate of $167,034, travel expenses of $47,361, a decrease in public relations / advertising costs of $18,380, a reduction in trade show expenses of $4,303, a decrease in hiring expenses of $36,300, a cost cut in computer expenses of $5,529 and miscellaneous items for $8,152.

Research and development for the nine months ended September 30, 2002 was $168,091 compared to $284,818 for the same period prior year for a decrease of $116,727, which was due in part to a decrease in research and development consulting costs of $15,099. Also contributing to the overall decrease was the decline in salaries, benefits and payroll taxes in the aggregate of $69,433, travel expenses by $27,630 and miscellaneous items of $4,100.

The net loss for the Company decreased 41% for the nine months ending September 30, 2002 to ($1,128,926) from ($1,902,781) for the nine months ending September 30, 2001. This was principally due to the decrease in expenses during the period.

Net cash used in operating activities for the nine months ended September 30, 2002 and 2001 was ($469,562) and ($671,731), respectively. The decrease in cash used from operating activities in the nine months ended September 30, 2002 versus 2001 of $202,169 was principally due to the decrease in net loss for the nine months.

Net cash provided by (used in) investing activities nine months ended September 30, 2002 and 2001 was $4,918 and $(2,220) respectively, reflecting a change of $7,138. This change is due to lack of purchases of furniture and equipment for the nine months ended September 30, 2002 as compared to the same period prior year.

Net cash provided by financing activities was $131,848 and $628,646 for the nine months ended September 30, 2002 and 2001, respectively, reflecting a decrease of 496,798. This decrease was principally due to decrease in proceeds from issuance of convertible debenture.

Three Months September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues for the three months ended September 30, 2002 of $573,892 versus three months ended September 30, 2001 of $427,543 increased $146,349 or 34%. As indicated above, the Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The increase in the Company's revenue is attributed to the completion of a SI-3000 project. Maintenance revenues increased $12,121 or 9% from the three months ended September 30, 2001 primarily due to an increase in the Company's customers entering into such arrangements and the revenue sharing agreement with Itx on maintenance of the SI-3000 product. Other revenues consist of sales of supplies that the Company makes available to its customers, such as wristbands, ID cards and print packs. More customers ordered such items in the three months ended September 30, 2002 versus 2001. Cost of goods increased $130,125 or 79% due to the completion of the SI-3000 project; whereas there was less SI-3000 activity during the same period in 2001. Cost of goods consisted of 51% of total revenues for 2002; whereas cost of goods in 2001 consisted of 39% of the revenues.

Costs and expenses decreased $256,334 or 41% during the three months ended September 30, 2002 versus the three months ended September 30, 2001. The decrease is due to reduction of general and administrative related expenses such as stock for services ($80,250), salaries ($40,844), insurance costs ($9,989). A decrease of ($37,776) in the sales and marketing departments was a result of lower costs. The research and development department also contributed to the overall decrease in reducing consulting costs of ($86,426).

The net loss for the Company decreased 61% for the three months ending September 30, 2002 to ($232,406) from ($599,138) for the three months ending September 30, 2001. This was principally due to the decrease in cost of goods and overall operating costs during the period.

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

DDSI is doing the following in its effort to reach profitability and positive cash flow:

o   Cut costs in areas that add the least value to DDSI.
o Derive funds through investigating business alliances with other companies who may wish to license the Compu-Scan device or the FMS SDK (software developers kit).
o Increase revenues through the introduction of Compu-Capture in the education industry, specifically towards kindergarten through twelfth grades, for the creation of ID cards.
o Increase revenues through the introduction of a scaled down version of our Compu-Capture product.

Item 3.  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to file in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

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

Since the initial filing of the action by AccuSoft Corporation, DDSI has stopped using AccuSoft's ImageGear 6.0, 95 and 98 software and have replaced AccuSoft's controls. The parties reached an agreement on October 28, 2002, whereas DDSI has agreed to pay AccuSoft $7,500.

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

The outstanding shares of 61,351,387 as of November 15, 2002 excludes the authorized and unissued Common Redeemable Class A and Class B Warrants numbering one million four hundred eighty-three thousand and seven hundred fifty (1,483,750) of each class. Each Class A Warrant entitled the holder to purchase one share of Common Stock for a period of four years commencing August 15, 1996, subject to earlier redemption, and would have been exercisable at a price of $1.00 a unit. Each Class B Warrant entitled the holder to purchase one share of Common Stock for a period of four years commencing August 15, 1996, subject to earlier redemption, and would have been exercisable at a price of $1.50 a unit. During July 2000, both the Class A Warrants and the Class B Warrants expiration dates were extended to August 15, 2002. No further action was taken and both the Class A Warrants and the Class B Warrants expired on August 15, 2002

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

The Company filed a Preliminary Proxy with the SEC on September 11, 2002, and an amended Proxy on October 31, 2002, requesting the following pending SEC review:

         o    The election of four directors.
         o To approve and adopt an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 150,000,000 to 750,000,000.
         o To approve an amendment to the Certificate of Incorporation in order to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, from one newly issued share for each ten outstanding shares of Common Stock to one newly issued share for each twenty outstanding shares of Common Stock
         o To approve the appointment of WithumSmith+Brown as auditors for Digital Descriptor Systems, Inc.

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

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)



      Date:  November 19, 2002  By:  /s/ MICHAEL J. PELLEGRINO
                                     -------------------------------------------
                                     Michael J. Pellegrino
                                     (President, Chief Operating Officer & Chief
                                     Financial Officer)


      Date:  November 19, 2002  By:  /s/ ROBERT GOWELL
                                     -------------------------------------------
                                     Robert Gowell
                                     (Chief Executive Officer and Chairman of
                                     the Board of Directors)


      Date:  November 19, 2002  By:  /s/VINCENT MORENO
                                     -------------------------------------------
                                     Vincent Moreno.


      Date:  November 19, 2002  By:  /s/ANTHONY SHUPIN
                                     -------------------------------------------
                                     Anthony Shupin