Form 10-K
period 2002-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2003-04-15
CIK 927454

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
         (Mark One)

         [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2002.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ____________

                         Commission file number 0-26604
                                                -------

                        Digital Descriptor Systems, Inc.
                        --------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     23-27700048
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

446 Lincoln Highway, Fairless Hills, PA                   19030
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code: (267) 580-1075
                                                    --------------

Securities registered under 12(b) of the Exchange Act:        None

Securities registered under Section 12(g) of the Act:         Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X__  No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form10-KSB.___

The issuer had revenues of $1,213,189 for the fiscal year ended December 31, 2002.

As of March 31, 2003, 83,029,163 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on March 31, 2003 was approximately $41,466.43 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format        Yes      No  X
                                                         ----   -----

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

Our Business

         DDSI develops, assembles, markets and installs computer systems which capture video and scanned images, digitize the image, link the digitized images to text and store the image and text on a computer database which allows for transmitting the image and text by computer or over telephone transmission lines to remote locations.

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

         While the majority of DDSI's sales are one time software based sales, DDSI does offer maintenance and support for their products. On a historical basis, DDSI has generated approximately $580,315 on an annual basis, or $1,706,588 over the past three years from these services. Year to year, Service revenue generally accounts for an average of 23% of total revenue.

Product and Services
--------------------

Compu-Capture(R)

         DDSI's principal product is the Compu-Capture(R) law enforcement program. This program combines digitized image and textual information. The system has been developed primarily for the criminal justice market, including law enforcement, jail and correctional facilities.

         Information is entered into the Compu-Capture(R) system at the time a subject is booked or enters the facility, including a video image of the subject, a "mug shot". The Compu-Capture(R) system reduces the time needed to take and process mug shots and improves the quality of the mug shot. The booking officer can preview each mug shot image on the computer screen before processing and storing the image to ensure accuracy and clarity. Once an acceptable image is obtained, the booking officer can store the image through the computer application, along with the booking record, physical characteristics and other pertinent text material.

         The information entered into the Compu-Capture(R) system can include names, aliases, physical characteristics, such as size, hair color, facial scars or physical deformities, and fingerprint codes.

         Once the data is entered into the Compu-Capture(R) system, the visual image and textual material can be utilized in a variety of ways. The officer conducting a search can assign priorities or values to physical characteristics for the computer's search of the database of existing subjects. Features that are difficult to disguise or alter, such as facial scars, can be assigned higher values than other characteristics such as hair color or facial hair. Mug shots can be retrieved on the computer screen or printed individually, with or without text information, or as part of a computer-generated line-up. The digitized mug shot and information can be transmitted to remote locations by telephone line or radio frequency or through computer networks and can be retrieved rapidly from central and/or remote locations.

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

         The following versions of the Compu-Capture(R) offered are as follows:

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

Compu-Capture(R) ActiveX32

         Compu-Capture(R) ActiveX32 is a fully functioning executable product that image-enables (the process by which a text-based system has images linked to its data records by some unique identifier. This process eliminates the need to re-key data and/or maintain multiple databases) any host based records or jail management system without costly integration. The advantage to this product is it eliminates multiple databases and duplicate data entry from one system to another.

Compu-Sketch(R)

         The Compu-Sketch(R) product is a composite sketching program that allows an individual with little to no artistic ability to draw a sketch of a persons face as described by the witness. The program contains an interactive witness module that asks the witness basic questions which are then used to create the composite face. The application consists of over 40,000 features, that when combined can create millions of different looking suspects. The user simply selects a description of each face part from a menu and the system will then assemble the parts to complete the composite. The user can manipulate each part and/or add accessories, such as hats, jewelry and facial hair.

Compu-Scene

         The Compu-Scene program uses a computer aided drafting program to compose drawings with simple drag-n-drop technology, making accident and crime scene drawings easy. The user simply draws a room or intersection to scale with the CAD (Computer Assisted Design) program and then simply drops in the pre-drawn templates to complete the scene.

Maintenance and Support

         In addition to the installation of DDSI's systems, DDSI trains the personnel of the system purchaser in the use and operation of the system. DDSI provides maintenance and support for a limited period of time. DDSI also offers its customers' ongoing maintenance and support plus updates of the software, for an annual fee.

New Products

Identify On Demand System:

         The Identify On Demand System is a secure biometric ID application to be used in buildings, small airports, offices, factories, apartments, etc. in order to identify and verify individuals. The "Identify on Demand" system provides for a PVC (Polyvinylchloride) card to contain three or four lines of descriptive data, a full color photo, and options for fingerprints, signature, magnetic stripe or barcode applications. "Identify On Demand" is expandable to include fingerprint matching, use as an access control card, and can integrate data and images to other software.

FMS  ("Fingerprint Matching System")

         In December of 2001, DDSI secured a royalty license from AuthenTec Inc., located in Melbourne, Florida, for a software suite called PowerMatch(TM) ("FMS") that enables the end user to capture, digitize, store, retrieve and/or match or sort fingerprints. DDSI subsequently renamed the software FMS ("Fingerprint Matching System"). DDSI does not have a relationship with AuthenTec Inc.'s Officers or Directors.

     The agreement provides DDSI with a royalty bearing worldwide, non-exclusive right and license to use the Power Match Software (FMS) in selling or providing services to customers throughout the world. In exchange for the non-exclusive FMS license, DDSI shall pay AuthenTec the following:

1. a one-time royalty payment of $5,000,
2. 10% royalty of the sales "Price" for each PowerMatch Product sale.
3. the royalty obligation shall continue for the duration of the Agreement
4. the agreement is an open ended contract.

     The FMS performs its matching, storage and capturing functions under the FBI approved AINSI-NIST and NCIC 2000 regulations and the Compu-Capture(R) and Compu-Scan 3000 can be integrated with this software. Since it is completely scalable (from 500 to 500,000 files), DDSI can offer it for large national databases such as voter registration, drivers license or national security identification systems or to small jails.

Compu-Scan 3000

         During 1998, DDSI entered into a development contract with ISC/US to develop a computerized inkless, non-contact fingerprint capture device. On July 25, 2000, DDSI entered into an agreement with DBA Systems, a division of Titan Systems Corp., for technical assistance in achieving compliance with the FBI certification process. We re-evaluated this product and determined that to see the project to completion would cost an additional $400,000 to $600,000 dollars plus an additional 12 to 18 month timeframe, with no guarantee of FBI certification. As such, we decided not to pursue this project any further and focus on developing the existing products.

Marketing

Law Enforcement Applications

         DDSI markets and sells its law enforcement product line through an internal sales force, an independent dealer network and vendors of compatible software applications.

         DDSI employs two (2) full-time employees in sales, marketing or sales management. Leads are generated by DDSI's marketing department and followed up by the salesmen, who sell directly to the end user. The employees also work with sales employees of other vendors in making sales calls and proposals.

         Additionally, DDSI markets its Law Enforcement products through vendors of compatible software applications.

Customers

         DDSI maintains a continuing relationship with its customers based upon support services and periodic upgrades of the Compu-Capture(R) line and Compu-Sketch(R) software. Although the major revenue-generating event is the initial installation and any significant expansion of that installation, the annual sales of maintenance support services, which DDSI performs subsequent to the installation, generates approximately 17% of the installed software license fee.

         DDSI does not rely on any particular customers or business partners for the majority of their sales.

Business Alliances

         Our business alliance relationships have changed over the years, however we continue to generate the majority (approximately 50%) of our revenue though our relationships with records management and jail management vendors (i.e. HTE, Inc. located in Lake Mary, FL and FSG Software, Inc. located in Janesville, WI). Since these vendors have written the necessary integration to use DDSI imaging solutions, when a customer is looking to include an imaging system in their program, the vendor will inform DDSI of the customers need. DDSI is responsible for all marketing and sales efforts of our imaging solution. DDSI believes that a substantial part of its growth will continue to come through these business alliances.

         DDSI supplies to its business partners a SDK (software developers kit), which allows them to link our software to their software.

Greater Penetration of Existing Customers

         In addition to seeking new customers, DDSI has recently established a marketing program to focus on the existing customer base, which is potentially over 1,000 agencies. DDSI believes with this addition that it can now capitalize and generate increased revenues from its existing customers.

         Due to the high market penetration by DDSI's business alliances, DDSI believes that it will be able to eliminate the formal bid process in many jurisdictions where such strategic alliances are located. In these cases, add-on or complimentary products can be purchased directly through the incumbent vendor. This will help to expedite the normally long sales cycle and to eliminate the costly and time-consuming proposal process.

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

Sales by Geographic Area

         During the fiscal years ended December 31, 2002, 2001, and 2000, 99.9%, 89%, and 93%, respectively, of DDSI's revenues have been from domestic customers. Foreign sales for 2002, 2001, and 2000 were $5,598, $70,856, and $205,953, or an aggregate for these years of approximately $282,225.

Competition

         DDSI has multiple solutions being sold to the Criminal Justice market with its competitive position varying by product.

         DDSI's Compu-Capture(R) system (video imaging mug shot solution) currently has several competitors, including ImageWare Systems of San Diego, California.

         The Compu-Sketch(R) is a computerized, non-artistic, professional composite system. Though there is significant competition in this field, DDSI believes that the Compu-Sketch(R) provides an easier system to use plus offers a larger database than its competitors.

         DDSI's Compu-Scene product is packaged with other DDSI systems. DDSI carries it in order to provide to its customers a more complete package of products.

         The FMS solution resembles other fingerprint capture, store, retrieval and compare software, but is different in both the size of the database it can store and search, and in the scalability of hardware requirements. DDSI plans to sell the FMS as a stand-alone matching solution as well as to integrators. Therefore its competition would again be CrossMatch and Identix Incorporated.

Suppliers

         DDSI's hardware are compatible with the IBM AS400 and other mainframe and mini computer manufacturers. The peripheral equipment used in connection with DDSI's system, such as video equipment, can be provided by a wide range of manufacturers. As a result DDSI is not dependent on any particular supplier or raw material.

Government Regulation or Government Approval

         Most law enforcement agencies purchasing new or upgraded or expanded systems require that the system meet the requirements of NCIC2000, ANSI-NIST standards and standards issued by the National Crime Information Commission and by the FBI. All DDSI products and solutions were required to meet these requirements.

Research and Development

         DDSI spent $177,033 in 2002 and $383,217 in 2001 for a total of $560,250 on pure research and development in the last two years. This amount includes $287,971 spent on outside sources for assistance with Research & Development projects. None of these costs have been borne directly by our customers.

         The money spent was mainly on the continuing development of the FMS (Fingerprint Matching System) software.

Product Liability Insurance

         Although DDSI's believes its products are safe, it may be subject to product liability claims from persons injured through the use of DDSI's marketed products or services. DDSI carries no direct product liability insurance, relying instead on the coverage maintained by its distributors and manufacturing sources from which it obtains product. There is no assurance that this insurance will adequately cover any liability claims brought against DDSI. There also can be no assurance that DDSI will be able to obtain its own liability insurance (should it seek to do so) on economically feasible terms. DDSI's failure to maintain its own liability insurance could materially adversely affect its ability to sell its products in the future. Although no product liability claims have been brought against DDSI to date, if there were any such claims brought against DDSI, the cost of defending against such claims and any damages paid by DDSI in connection with such claims could have a materially adverse impact upon DDSI, including its financial position, results of operations and cashflows.

Patents, Trademarks and Licenses

         DDSI has one patent application, number 09/08/800, for a "Device and Method for Scanning and Mapping a Surface," which was filed in October 1998. The primary use of the device is a contactless fingerprinting system. Due to the cessation of the development of the Compu-Scan product DDSI, does not intend to pursue this patent application any further.

         DDSI owns the proprietary rights to the software used in the Compu-Capture(R) programs. In addition, DDSI owns the rights to the trademarks "Compu-Capture(R)", "Compu-Color(R)" and "Compu-Scan(R)" both trademarks have been registered with the United States Patent and Trademark Office.


Other Events

         On February 14, 2003, DDSI announced that the Board of Directors changed the date of the Annual Meeting of Stockholders to March 13, 2003 due to scheduling conflicts. The Annual Meeting was initially scheduled to be held on February 25, 2003

         On March 18 and March 11, 2002, DDSI announced an array of upgrades, additional licenses and the addition of new customers, which included the successful installation of a multi-user solution in Illinois, five additional workstations and an ID badging module to a Mississippi agency, as well as one of New Jersey's largest counties Prosecutor's office.

         On March 4, 2002, DDSI announced the sale of an ID Badging System to one of its existing customers (Natchez, Mississippi). The ID Badging System will be used to accurately identify all city employees including but not limited to Policeman, Fireman, Security Guards, Crossing Guards, etc.

         On February 22, 2002, DDSI announced the sale of a new countywide solution sold in California. This sale will encompass 4 separate processing stations around the county that will be integrated with the countywide CAD (Computer Assisted Design) and RMS (Record Management System) systems.

         On January 29, 2002, DDSI announced a major reorganization of DDSI's management team. Mr. Robert Gowell was appointed as CEO and Co-Chairman of the Board of Directors. Mr. Michael J. Pellegrino will serve as President and Chief Operating Officer of DDSI in addition to his current position as CFO. Mr. Randolph Hall was appointed as Vice President of Sales.

         On January 23, 2002 DDSI announced the appointment of Anthony Shupin, Vincent Moreno, Michael J. Pellegrino and Robert Gowell to DDSI's Board of Directors. DDSI also announced that Myrna Marks-Cohn, Ph.D, resigned from the Board of Directors for personal reasons.

         On January 3, 2002, DDSI announced a new and expanded agreement with privately held AuthenTec, Inc. to sell its Finger Print Matching System (FMS) to commercial markets. DDSI had previously only held the rights to sell FMS to the criminal justice markets.

Employees

         DDSI employs a total of 5 full time employees and 1 part time employee.

ITEM 2.  Description of Property

         DDSI operates from a single location. In May 2000, DDSI entered into a five-year operating lease for its office facility. The office facility is located at 446 Lincoln Highway, Fairless Hills, PA.19030, and originally contained 5,900 square feet of office space. In July 2002, DDSI downsized the leased space to 4,460 square feet. Future minimum lease commitments in connection with this lease are approximately $79,164 in 2003, $81,399 in 2004 and $41,256 in 2005.

ITEM 3.  Legal Proceedings

AccuSoft - Action to Terminate Product Licenses
-----------------------------------------------

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

         Since the initial filing of the action by AccuSoft Corporation, DDSI has stopped using AccuSoft's ImageGear 6.0, 95 and 98 software and have replaced AccuSoft's controls. The parties reached an agreement on October 28, 2002, whereas DDSI agreed to pay AccuSoft $7,500. This was paid and a release signed on November 1, 2002.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

DDSI filed an Amended Definitive Proxy with the SEC on February 14, 2003, requesting the following:

         o  the election of four directors;
         o the increase in the number of authorized shares of our Common Stock from 150,000,000 to 750,000,000;
         o to approve up to a 1 to 20 reverse stock split of all of Digital Descriptor System Inc.'s authorized Common Stock;
         o the ratification of the appointment of WithumSmith+Brown as our independent accountants for the current fiscal year; and

At the annual shareholders meeting held on March 13, 2002 the shareholders approved the election of the four directors and the appointment of WithumSmith & Brown, but did not approve the amendment to DDSI's Restated Certificate of Incorporation to increase the number of authorized shares or the stock combination (reverse split).

                                     PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters

         DDSI's common stock has been quoted on the OTC:BB since July 7, 1997 under the symbol "DDSI". As of November 4, 1999 DDSI's shares traded on the pink sheets; however, DDSI returned to trading on the OTC Bulletin Board effective February 23, 2001. The following table set forth, the high and low bid prices for the common stock for the quarters indicated. As of December 31, 2002 there were approximately 2,500 shareholders of record. The source of the quotes is AOL Ticker.

                                                                Common Stock
                                                                  Bid Price
                                                         -------------------------------
Calendar Year 2000                                       Low                       High
------------------
First Quarter                                            $0.21                     $0.48
Second Quarter                                           $0.25                     $0.39
Third Quarter                                            $0.21                     $0.35
Fourth Quarter                                           $0.06                     $0.22

Calendar Year 2001                                       Low                       High
------------------
First Quarter                                            $0.12                     $0.40
Second Quarter                                           $0.12                     $0.20
Third Quarter                                            $0.06                     $0.19
Fourth Quarter                                           $0.03                     $0.28

Calendar Year 2002                                       Low                       High
------------------
First Quarter                                            $0.009                    $0.01
Second Quarter                                           $0.006                    $0.011
Third Quarter                                            $0.004                    $0.004
Fourth Quarter                                           $0.0021                   $0.003

         As of March 31, 2003, there were approximately 83,029,163 shares of common stock issued and outstanding.


Issuance of Shares

         A total of 10,915,484 shares of Common Stock, par value $.001 (the "Shares"), were issued by DDSI from June 1999 through May 2000, for cash or services rendered to DDSI, absent registration under the Securities Act. These shares were offered pursuant to the exemption provided by Regulation A where such offering price was valued at $.30 per share.

         From September through December 2000, DDSI issued 1,205,000 restricted shares of its Common Stock for services performed. These shares were valued at market price and represented fair value for services rendered. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

         During December 2000, DDSI issued $200,000 of convertible debentures to two investors. The debentures accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at a conversion price the lesser of: $0.08 per share or 50% of the average of the lowest three trading prices during the 20 days preceding the conversion date. The debenture holders also received warrants allowing purchase of 400,000 common shares at an exercise price of $0.036 per share at any time before December 28, 2003. During September 2001 through November 2001 the debentures in the amount of $200,000 were converted into 5,241,754 shares of Common Stock. In addition, $30,374 of accrued interest related to the debentures was converted into 1,012,494 shares of Common Stock.

         During March 2001, DDSI issued $200,000 of convertible debentures to two investors. These debentures matured on March 4, 2002; however, the parties have entered into an agreement to extend the maturity date for another year, and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.36 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. The debentures are collateralized by substantially all of DDSI's assets.

         During January through March 2001, DDSI granted 1,100,000 shares of restricted Common Stock for services performed. Such shares were valued at the fair market value on the date the shares were granted.

         During April 2001, DDSI granted 168,000 shares of restricted Common Stock for services performed. Such shares were valued at the fair market value on the date the shares were granted.

            During April 2001, DDSI issued two convertible notes for $100,000 and $15,000 respectively, with interest at 10% per annum. Interest on these Notes shall be payable quarterly commencing June 30, 2001. The holder has the right to convert the debentures and interest accrued into shares of DDSI's Common Stock at a conversion price per share that shall be an amount equal to 50% of the mean average price of the Common Stock for the ten (10) trading days prior to notice of conversion per share.

         During May 2001, DDSI issued one convertible note for $40,000 to Robert Gowell, with interest at 10% per annum. Interest on these Notes shall be payable quarterly commencing June 30, 2001. The holder has the right to convert the debentures and interest accrued into shares of DDSI's common stock at a conversion price per share that shall be an amount equal to 50% of the mean average price of the common stock for the ten (10) trading days prior to notice of conversion per share.

            During September 2001, DDSI issued $400,000 of convertible debentures to two investors. These debentures mature on September 30, 2002 and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 800,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire September 30, 2004. The debentures are collateralized by substantially all of DDSI's assets.

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

         During the quarter ended September 30, 2001, DDSI granted 350,000 shares of restricted Common Stock to certain parties in connection with raising capital and for services performed. Such shares were valued at the fair market value on the date the shares were granted.

         In October 2001, $15,000 of the $40,000 convertible note issued to Robert Gowell was paid. The parties have entered into an agreement to extend the maturity date of the remaining balance of $25,000 for another year. Securities were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

            During October 2001, through January 2002, the remaining $165,000 of the convertible debentures issued in December 2000, as well as $160,000 of the convertible debentures issued in March 2001, was converted into 10,551,280 shares of Common Stock. Additionally, accrued interest relating to these notes was converted into an additional 2,512,494 shares of Common Stock.

            During October 2001 through January 2002, DDSI granted 3,070,831 shares of Common Stock to certain parties for consulting services performed and to be performed. Such shares were valued at the fair market value on the date granted.

         During October through December 2001, DDSI issued Common Stock via Subscription Agreements to various individuals. The Subscription Agreements provided for the purchase of up to 13,333,333 shares of Common Stock of DDSI at $0.03 per share, in $10,000.00 (U.S.) blocks, equaling 333,333 shares per block, for an aggregate total of $400,000. Through January 2002, DDSI has raised $229,000 (net of issuance costs) through these agreements and has issued 7,999,996 shares of Common Stock.

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

           It is anticipated that the $500,000 of convertible debentures will be converted into shares in accordance with the terms of these debentures.

            During October 2001 through January 2002, DDSI granted 3,070,831 shares of common stock to certain parties for consulting services performed and to be performed. Such shares were valued at the fair market value on the date granted.

         During October 2001 through January 2002, the remaining $165,000 of the convertible debentures issued in December 2000, as well as $160,000 of the convertible debentures issued in March 2001 were converted into 10,551,280 shares of common stock. Additionally, accrued interest relating to these notes was converted into an additional 2,512,494 shares of common stock.

         During February through June 2002, $33,269 of the convertible debentures issued in March 2001 were converted into 7,547,052 shares of common stock. Additionally, accrued interest relating to these notes was converted into an additional 703,828 shares of common stock.

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

         During October 2002, $3,000 of the convertible debentures issued in December 2001 were converted into 1,639,344 shares of common stock. Additionally, liquidated damages relating to these notes were converted into an additional 1,555,553 shares of common stock.

         On January 10, 2003, DDSI issued three convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 10%. These debentures are due January 10, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 50% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

         During February 2003, $1,000 of the convertible debentures issued in December 2001 were converted into 2,857,142 shares of common stock.

         On February 25, 2003, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due February 25, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 50% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

         In March 2003, $1,600 of the convertible debentures issued in December 2001 were converted into 8,000,000 shares of common stock. Additionally, accrued interest relating to the note dated May 2001 was converted into an additional 1,820,634 shares of common stock.

         On March 31, 2003 DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 12%. The debentures are due March 31, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 50% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

         Also during March through April 2, 2003, liquidated damages relating to the convertible debentures issued in December 2001 were converted into 9,000,000 shares of common stock.

ITEM 6.  Management's Discussion and Analysis or Plan of Operations

         Except for historical matters contained herein, the matters discussed in this Form 10-KSB are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions, especially as regarding installation schedules and product mix, and involves risks and uncertainties which may affect Digital Descriptor Systems, Inc.'s business and prospects and cause actual results to differ materially from these forward-looking statements, including sufficient funds to finance working capital and other financing requirements of Digital Descriptor Systems, Inc., market acceptance of DDSI's products and competition in the computer industry.

Critical Accounting Policies

         DDSI's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         DDSI derives revenue from the sale of hardware, software, post customer support (PCS), and other related services. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. Other related services include basic consulting and training. Included with the hardware is software that is not considered to be incidental. Revenue from transactions with customers where the software component is not considered to be incidental is allocated between the hardware and software components based on the relative fair value of the respective components.

         DDSI also derives revenue from the sale of software without a related hardware component. Revenue allocable to software components is further allocated to the individual deliverable elements of the software portion of the arrangement such as PCS and other services. In arrangements that include rights to PCS for the software and/or other services, the software component arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined using vendor-specific objective evidence, which has been established by the separate sales of these deliverables.

Plan of Operations

The short-term objective of DDSI is the following:

         1. The short-term objective of DDSI is to continue to expand the sale and acceptance of its core solutions by offering new and synergistic biometric (a measurable, physical characteristic or personal behavioral trait used to recognize the identity, or verify the claimed identity, of an individual) (i.e. FMS) security products to its installed base in the criminal justice market. DDSI's objective is to expand with these, and additional products, into much larger commercial and federal markets.

DDSI's long-term objective is as follows:

         1. To seek additional products to sell into its basic business market--Criminal Justice -- so that DDSI can generate sales adequate enough to allow for profits. New products include FMS (Fingerprint Matching System), and Identify on Demand.

         DDSI believes that it will not reach profitability until the year 2004. Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet DDSI's liabilities and commitments as they become payable. DDSI has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. If DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. A recent financing has been obtained and the underlying shares are being registered in this registration statement (see "Selling Shareholders" and "Recent Financing" on page 40).

         DDSI is doing the following in its effort to reach profitability:

         o  Cut costs in areas that add the least value to DDSI.

         o Derive funds through investigating business alliances with other companies who may wish to license the FMS SDK (software developers kit).

         o Increase revenues through the introduction of Compu-Capture(R), specifically towards kindergarten through twelfth grades, for the creation of ID cards.

         o Increase revenues through the introduction of a scaled down version of our Compu-Capture(R) product.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
---------------------------------------------------------------------

         Revenues for the year ended December 31, 2002 of $1,213,189 decreased $513,518 or 30% from the year ended December 30, 2001. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in DDSI's revenue is attributed to discontinued sales of the SI-3000 product line at the end of the first quarter in 2001. SI-3000 products' largest revenue impact was in software sales. These revenues are included in deferred revenue until the job has been completed and "signed-off" by the client. Once that job is completed, revenue is then recognized on the income statement. During 2002, DDSI recognized revenue of $422,977 from software sales and software maintenance agreements from previous installations of SI-3000. Maintenance revenues increased $59,478 or 11% from the year ended December 31, 2001 primarily due to an increase in DDSI's customer's service and additional stations being purchased by customers which include software maintenance agreements.

         Cost of goods for the period ended December 31, 2002 was $430,836 a decrease of $277,867 or 39% from the same period, prior year. The decrease was attributable to the decrease in SI-3000 projects. Cost of goods sold as a percentage of revenue for the period ended December 31, 2002 was 36% of total revenues, versus 41% in the same period a year earlier.

         Costs and expenses decreased $1,978,912 or 42% during the year ended December 31, 2002 versus the year ended December 31, 2001. The decrease is due primarily to the cost containment efforts of DDSI. This decrease was offset by an increase in interest and amortization of deferred debt cost of $255,220 in connection with the convertible debentures issued in 2001. All other expenses of DDSI experienced decreases for the year ended December 31, 2002 versus the year ended December 31, 2001.

         General and Administrative expenses for the year ending December 31, 2002 was $946,933 versus $1,705,242 for the same period prior year for a decrease of $758,309 or 44%. This decrease was mainly attributable to a decrease in salaries and related payroll expenses of $160,605, a prior year charge in miscellaneous of $414,322 for services paid in stock, a decrease in accounting fees of $78,662, a decrease in insurance costs of $33,563, and miscellaneous items of $66,150.

         Sales and Marketing expenses decreased $265,981 for the year ended December 31, 2002 from $454,169 (2001) to $188,188 (2002) or a 59% decrease.
This decrease was mainly attributable to a decrease in salaries, commissions, benefits and payroll taxes in the aggregate of $154,282, travel expenses of $50,993, a decrease in public relations/advertising costs of $57,064, a reduction in trade show expenses of $4,183, a decrease in hiring expenses of $36,315, a cost cut in computer expenses of $4,189 and miscellaneous items of $23,406.

         Research and development for the year ended December 31, 2002 was $177,033 compared to $383,217 for the same period prior year for a decrease of $206,184, which was due in part to a decrease in research and development consulting costs of $78,325. Also contributing to the overall decrease was the decline in salaries, benefits and payroll taxes in the aggregate of $92,078, travel expenses by $27,533 and miscellaneous items of $8,248.

         The net loss for DDSI decreased 49% for the year ended December 31, 2002 to ($1,517,116) from ($2,982,510) for the year ended December 31, 2001.
This was principally due to the decrease in expenses during the year.

         Net cash used in operating activities for the year ended December 31, 2002 and 2001 was ($555,040) and ($1,019,331), respectively. The decrease in cash used from operating activities in the year ended December 31, 2002 versus 2001 of $464,291 was principally due to the decrease in net loss for the year.

         Net cash provided by (used in) investing activities for the year ended December 31, 2002 and 2001 was $5,289 and $(9,888) respectively, reflecting a change of $15,177. This change is due to lack of purchases of furniture and equipment, and the write-off of the Note Receivable - Officer, for the year ended December 31, 2002 as compared to the same period prior year.

         Net cash provided by financing activities was $129,528 and $1,262,004 for the year ended December 31, 2002 and 2001, respectively, reflecting a decrease of $1,132,476. This decrease was principally due to decrease in proceeds from issuance of convertible debenture.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues for the year ended December 31, 2001 of $1,726,707 decreased by 43% from 2000. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in DDSI's revenue for software and hardware during the period is attributed to a decrease in the sales of the SI-3000 product, which DDSI has ceased to actively sell. Maintenance revenues decreased $62,512 or 11% from the year ended December 31, 2000 primarily due to a decrease in DDSI's customers entering into such arrangements and the revenue sharing agreement with Itx on maintenance of the SI-3000 product line. Other revenues consist of sales of supplies that DDSI makes available to its customers, such as wristbands, ID cards and print packs. More customers ordered such items in the year ended December 31, 2001 versus December 31, 2000, which accounted for the modest increase. Cost of goods decreased $906,583 or 56% due to the decrease in revenues and was reduced to 41% of total revenues from 53% in the same period a year earlier. Both the lower cost of sales and the higher gross margin are attributed to the decrease in sales of SI-3000.

         Operating Costs and expenses decreased $754,439 or 23% during the year ended December 31, 2001 versus the year ended December 31, 2000. The decrease is due primarily to the strict cost containment measures DDSI has put in place and the reorganization of the sales department. Non-operating expenses increased $413,604 due to the write-off of capitalized software development costs related to the Compu-Scan device. Other expenses also increased $900,125 due to interest expense in connection with the convertible debentures issued in 2001 and the provision for doubtful note receivable of former officer recorded in 2001.

         The net loss for DDSI increased 47% for the year ending December 31, 2001 to $2,982,510 from $2,030,052 for the year ending December 31, 2000. This was principally due to the decrease in revenues the period.

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

         Net cash provided by financing activities was $1,262,004 and $1,304,473 for the years ended December 31, 2001 and 2000, respectively, reflecting a change of $42,469. This decrease was principally due to only $229,000 in net proceeds received from the issuance of DDSI's Common Stock in 2001, versus $1,164,066 received in 2000. DDSI received net proceeds of $1,056,000 from the issuance of convertible debentures during the year ended December 31, 2001.

Liquidity and Capital Resources
-------------------------------

      DDSI's revenues have been insufficient to cover the cost of revenues and operating expenses. Therefore, DDSI has been dependent on private placements of its common stock and issuance of convertible notes in order to sustain operations. In addition, there can be no assurances that the proceeds from private or other capital will continue to be available, or that revenues will increase to meet DDSI's cash needs, or that a sufficient amount of DDSI's common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of DDSI.

      Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet DDSI's liabilities and commitments as they become payable. DDSI has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

December 31, 2002
-----------------

         At December 31, 2002, DDSI had assets of $338,385 compared to $1,691,277 on December 31,0 2001, a decrease of $1,352,892 and shareholder deficiency of $(2,070,867) on December 31, 2002 compared to shareholder deficiency of $(750,124) on December 31, 2001, an increase of $(1,320,743). This increase in shareholder deficiency for the year ended December 31, 2002 resulted from the net loss for the year ended December 31, 2002 of $(1,517,116), offset by the issuance of Common Stock and the debt discounts related to the issuance of convertible debentures.

         As of December 31, 2002, DDSI had a negative working capital of $2,094,654, a change of $1,303,111 from a negative working capital of $791,543 at December 31, 2001. The increase in negative working capital was a result of a decrease in cash balances of $420,223, a decrease in debt discount and deferred financing cost asset of $711,389 and an increase in convertible debentures of $138,731.

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

               The audit reports of Ernst & Young LLP on the financial statements of Digital Descriptor Systems, Inc. as of and for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports were modified with respect to DDSI's ability to continue as a going concern.

               During the Registrant's two most recent fiscal years ended December 31, 2000, and the subsequent interim period ending February 4, 2002, there were no disagreements between the Registrant and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. DDSI has requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated February 19, 2002, is filed as Exhibit 16 to this Form 8-K, Amendment No. 1.

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

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         On January 25, 2002, the Board of Directors approved a restructuring of management. Mr. Cohn resigned as CEO and President and Mr. Robert Gowell was appointed as CEO and Co-Chairman of the Board of Directors. Mr. Michael J. Pellegrino will serve as President and Chief Operating Officer of DDSI in addition to his current position as CFO. Mr. Randolph Hall was appointed as Vice President of Sales.

         Mr. Cohn resigned as Co-Chairman and Director of the Board of Directors effective July 23, 2002 for personal reasons.

         Mr. Hall resigned from DDSI effective October 18, 2002.

         This reorganization occurred to fill the needs of DDSI i.e., to bring in people with skill sets and experience that could assist DDSI in achieving stability and growth. None of the above transactions fall within the provisions of Rule 14f-1 in that the appointment of directors were to fill open slots and were not part of an understanding with a person or persons acquiring securities. These individuals were appointed due to their expertise in areas that would be beneficial in growing the business of DDSI.

         Pursuant to the March 13, 2003 shareholder meeting Robert Gowell, Michael Pellegrino, Anthony Shupin and Vincent Moreno were elected as directors. The directors then subsequently appointed Michael Pellegrino as President, Chief Executive Officer and Chief Financial Officer.

         DDSI's current officers and directors consist of the following persons:

Name                                Age     Position with Company
----                                ---     ---------------------

Robert Gowell                       35      Director
Michael Pellegrino                  54      Director, Chief Executive Officer,
                                            President and Chief Financial
                                            Officer
Anthony Shupin                      49      Chairman & Director
Vincent Moreno                      60      Director

         Robert Gowell was appointed Co-Chairman and Chief Executive Officer on January 25, 2002. He is a retired Deputy U.S. Marshal who has worked out of the New York and Pennsylvania offices from 1991-2001 (10 years). He earned his B.S. in Management and Finance from the City University of New York. He is currently working on his MBA at Kutztown University.

         Michael Pellegrino joined DDSI in 1995. On March 13, he was appointed President, Chief Executive Officer and Chief Financial Officer, Secretary and a Director of DDSI. For eleven years prior (from 1984 to 1995), Mr. Pellegrino was Vice President and CFO of Software Shop Systems, Inc. From 1979 to 1984 (5 years), he was a regional controller for Capital Cities/ABS, and for seven years earlier (1972-1979) as Director of Financial Systems for ADP. Mr. Pellegrino has a Bachelors degree in accounting from MSU and a Masters in Finance from Rutgers University, after which he worked at Touche Ross for 3 years.

         Anthony Shupin's experience includes over 20 years of executive management, sales and marketing management and project and program management with technology computing, aerospace and professional services companies. As a Business Development Executive in the Communications and Media practice at Deloitte Consulting from 9/2000 to 9/2001, Mr. Shupin directed activities and resources targeted at strategic global accounts. Prior to Deloitte, he served as Vice President of John Richard Associates, Inc. a management consulting firm specialized in telecommunications from 7/1999 to 9/2000. His background also includes roles as Director of International Business Development at Space Imaging L.P. for 10 years (from 1989 to 1999), where responsibilities included supervising the International Groundstation Network and establishing global strategic relationships concerning the acquisition and distribution of high resolution satellite imagery. Mr. Shupin has also served as Vice President, Sales and Marketing at Remark Industries, Inc. from 1986 to 1989 (3 years), which marketed and manufactured products such as on-line lottery and electronic gaming devices, medical monitoring and analysis devices. Prior to Remark Industries, he held management and account management positions at Wang Laboratories from 1981 to 1986 (5 years) and Xerox Corporation in Princeton, New Jersey from 1978 to 1981 (3 years). A graduate of Colby College, Waterville, Maine, Mr. Shupin has extended his education at Rutgers University, Cook College in Geographic Information Systems and Remote Sensing training. He has been an invited speaker at various international symposiums and has published articles regarding market analysis and access, education and technical assessment.

         Vincent Moreno provides DDSI with over 30 years of experience from a technical and business environment, with the past 23 years at the executive management level. He served as Vice President of Technology for ADP for 13 years (1976 through 1989). For six years (from 1989 to 1995), as President and CEO, he ran Mainstem Corporation, a national provider of software services. He was Vice President of Operations at DDSI from 1996 to 1998 (2 years). Most recently (1998 to 2002, 4 years), he was President and General Manager of PayPlus Software, Inc., a provider of payroll software to the Professional Employer Organization marketplace. Mr. Moreno is adept in setting strategic direction and is experienced in the reengineering of corporate operating units. As a member of the board, he brings guidance, direction, and vision to the Companies' strategic planning.

         An overview of changes that occurred with the DDSI Board of Directors is as follows:

            o Mr. Ott resigned from the DDSI Board on February 26, 2001 for personal reasons. He resigned as Vice President of Sales on March 30, 2001.

            o Mr. Charles Saphos resigned from the Board on July 26, 2001 due to the fact DDSI could not provide Directors & Officers insurance

            o Mr. Boyle resigned as a Board Member on December 18, 2001 for personal reasons.

            o Mr. Gowell resigned as a Board Member on December 18, 2001 for personal reasons. Mr. Gowell was later reappointed as Co-Chairman of the Board, having changed his mind as a result of the addition of other outside Board members.

            o Mr. Robert Martin was appointed as a DDSI Board Member on December
              11, 2001. Mr. Martin represented a group of investors that entered into a Private Placement Offering. In view of his large holding of DDSI stock, he requested, and was appointed, as a member of the Board of Directors. Mr. Martin resigned from the Board effective January 3, 2002 due to disagreements with Company operations, policies and practices.

            o Dr. Myrna Marks-Cohn resigned on January 14, 2002 for personal reasons. She is the wife of Mr. Garrett U. Cohn.

            o Mr. Robert Gowell was reappointed to the Board of Directors on
              January 15, 2002. Mr. Anthony Shupin, Mr. Vincent Moreno and Mr. Michael Pellegrino were appointed to the Board of Directors on January 15, 2002.

            o Mr. Garrett U. Cohn resigned as Co-Chairman and Director of the
              Board of Directors effective July 23, 2002 for personal reasons.


         Section 16(a) of the Securities Exchange Act of 1934 requires DDSI's directors and executive officers, and persons who own more than 10% of a registered class of DDSI's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of DDSI. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish DDSI with copies of all Section 16(a) forms they file.

         To DDSI's knowledge, based solely on its review of the copies of such reports furnished to DDSI and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. Executive Compensation

         The following table summarizes the compensation earned and paid by DDSI to each Officer and to all Executive Officers as a group for services rendered in all capacities during the year ended December 31, 2002:

                           Summary Compensation Table

                                                                    Long Term Compensation
                  Annual Compensation                       Awards           Payouts
   (a)            (b)      (c)     (d)    (e)          (f)           (g)       (h)           (I)
Name                                     Other                    Securities                 All
and                                      Annual     Restricted    Underlying                Other
Principal                                Compen-      Stock       Options/    LTIP         Compen-
Position Year            Salary   Bonus  sation($)   Award($)      Sar (#)  Payouts($)     sation ($)
Garrett Cohn*     2000  $160,000    0      0           0              0         0             0
President & CEO   2001  $160,000    0      0           0              0         0             0
                  2002  $ 50,615    0      0           0              0         0             0
Michael J.        2000  $109,000    0      0           0              0         0             0
  Pellegrino      2001  $110,000    0      0           0              0         0             0
President & CEO   2002  $115,000    0      0           0              0         0             0
Michael Ott**     2000  $110,000    0      0           0              0         0             0
V.P/ Director     2001  $110,000    0      0           0              0         0             0
                  2002  $      0    0      0           0              0         0             0
 Randy Hall***    2000  $ 70,000    0      0           0              0         0             0
    V/P           2001  $ 73,500    0      0           0              0         0             0
                  2002  $ 60,779    0      0           0              0         0             0

*Mr. Cohn resigned as President and Chief Executive Officer effective January 25, 2002. He resigned as Co-Chairman and Director of the Board of Directors effective July 23, 2002 for personal reasons.
**Mr. Ott resigned from DDSI effective March 30, 2001
***Mr. Hall resigned as Vice President of Sales effective October 18, 2002

Options/Sar Grants in Last Fiscal Year
--------------------------------------

                                      Number of              % of Total
                                      Securities             Options/SARS
                                      Underlying             Granted to
                                      Options/SARS           Employees in      Exercise or Base
Name                                  Granted                Fiscal Year       Price ($/Sh)           Expiration Date
---------------------------------------------------------------------------------------------------------------------
Garrett U. Cohn, CEO                     0                       N/A                 N/A                   N/A
Michael J. Pellegrino, CFO               0                       N/A                 N/A                   N/A
Randy Hall, VP Operations                0                       N/A                 N/A                   N/A

Aggregated Option/Sar Exercises

         None exercised



Employment Agreements

         Michael J. Pellegrino, President, Chief Executive Officer and Chief Financial Officer. Mr. Pellegrino was appointed as President and Chief Executive Officer effective March 13, 2003. In March 2002, DDSI entered into a two-year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $115,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $115,000 per year). Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 0% to 100% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of DDSI. DDSI shall grant to Mr. Pellegrino, within ninety days of the date of the Agreement, options to purchase such number of common shares of DDSI equal to 1% of the number of common shares of DDSI outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). DDSI may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase such number of common shares of DDSI equal to 0.25% of the number of common shares of DDSI outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). DDSI shall also furnish Mr. Pellegrino with an automobile and automobile expenses.

         Randolph Hall, Vice President Sales. Mr. Hall resigned from DDSI effective October 18, 2002. Mr. Hall was appointed as Vice President of Sales effective January 25, 2002. In March, 2002, DDSI entered into a two year employment agreement with Mr. Hall, which entitled him to a base salary of $73,500 per year which may at the Board of Directors discretion adjust his base salary (but not below $73,500 per year). Mr. Hall was also entitled to participate in the Annual Management Bonus Plan. DDSI also furnished Mr. Hall with an automobile and automobile expenses.

Employee and Director Stock Option Plans

         DDSI adopted the 1994 Stock Option Plan, (restated in 1997) (the "Plan") in order to attract and retain qualified personnel. In October 1998, the Board of Directors voted to amend the plan but has not formally established the amended plan to date and will not do so this fiscal year. However, under the proposed 1998 Plan, the Compensation Committee of the Board of Directors in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees. The terms and conditions upon which the options may be exercised will be set out in the Plan. The Plan is intended to provide a method whereby employees of DDSI and others who are making and are expected to make substantial contributions to the successful management and growth of DDSI are offered an opportunity to acquire common stock as an incentive to remain with DDSI and advance its interests. Therefore, to date, no options have been granted under the 1998 plan and none will be until the plan is formalized some time during the next fiscal year. On August 31, 1999, DDSI granted bonuses to various officers and employees in the form of 902,500 options for shares of DDSI's common stock, fully vested, with an exercise price of $0.37 per share. On December 15, 2000, DDSI granted to various officers and employees 843,000 options for shares of DDSI's common stock, fully vested, with an exercise price of $0.10 per share, the then fair market value of the underlying shares.

Compensation of Directors

         Directors do not receive compensation for their services as members of the Board of Directors. Directors will receive reimbursement for expenses in attending directors meetings where applicable. Under the 1996 Director Option Plan, each director who is not an officer or employee of DDSI automatically receives a grant of an option to purchase 50,000 shares of DDSI's common stock effective as of the date such person becomes a director and thereafter a grant of an option to purchase 1,000 shares of DDSI's common stock on the date of each of DDSI's regular annual meeting if he or she has served on the Board of Directors for at least six months.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth current information relating to the beneficial ownership of the common stock of DDSI by (i) each person owning beneficially more than 5 percent of the outstanding shares of common stock, (ii) each Director of DDSI and (iii) all Executive Officers and Directors of DDSI as a group: Percentage of beneficial ownership is based upon 61,351,387 shares of common stock outstanding at December 31, 2002.

                                                  Beneficial Ownership
Name and Address                                    of Common Stock
Of Beneficial Owner                                  No. of Shares
-------------------                                  -------------
Michael Pellegrino
Brielle, NJ 08730                                  335,000       0.54%

Randolph Hall
Collegeville, PA 19426                             398,000       0.64%

Robert P. Martin
Seattle, WA  98119                               3,099,000(1)    5.05%

Robert Gowell
Allentown, PA  18104                                96,300       0.02%

AJW Partners, LLC (3)
Roslyn, NY 11576                               427,793,000(4)   87.45%(13)

New Millennium Capital Partners II, LLC (5)
Roslyn, NY 11576                               427,793,000(6)   87.45%(13)

AJW Qualified Partners, LLC (7)
Roslyn, NY  11576                               51,512,500(8)   45.64%(13)

AJW Offshore, Ltd. (9)
Roslyn, NY  11576                               51,512,500(10)  45.64%(13)

Bristol Investment Fund, Ltd. (11)
Cayman Islands                                 280,000,000(12)   82.0%(13)

Paul Kessler and Diana Kessler (11)            280,000,000(12)   82.0%(13)

All Officers & Directors
As a Group                                         829,300(2)    1.33%

-------------------
(1) Mr. Martin holds 2,399,000 in direct holdings and 700,000 in indirect holdings. Mr. Martin resigned from the Board of Directors on January 3, 2002.

(2) Of the total Officers and Director's shares, 43,000 shares are options which are 10 year options with a three-year vesting period, vesting 1/3 each year with a strike price of thirty-three cents ($0.33). The remaining 1,275,000 options are 10-year options that are fully vested at varying strike prices.

(3) AJW Partners, LLC is a private investment fund that is structured as a limited liability company whose members are the investors in the fund. The managing member of the fund is SMS Group, LLC, a limited liability company, which manages the operations of the fund. Mr. Corey Ribotsky is the manager of SMS Group, LLC. As the control person of the shares owned by AJW Partners, LLC, Mr. Ribotsky may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(4) Concerning AJW Partners, LLC: Assuming $427,793 of 12% Convertible Debentures ($203,500 plus $44,290.50 interest dated March 9, 2001, $125,000 plus $15,000 interest dated December 31, 2001, and $37,500 plus $2,502.50 interest dated June 11, 2002) converted at fifty percent (50%) of stock price of $0.002. AJW Partners, LLC is contractually obligated not to convert more than 4.9% at one time, however, this provision may be waived by providing a sixty-one day notice.

(5) New Millennium Capital Partners II, LLC is a private investment fund that is structured as a limited liability company whose members are the investors in the fund. The managing member of the fund is First Street Manager II, LLC, a limited liability company which manages the operations of the fund. Mr. Corey Ribotsky, is the manager of First Street Manager II, LLC. As the control person of the shares owned by New Millennium Capital Partners II, LLC, Mr. Corey S. Ribotsky may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(6) Concerning New Millennium Capital Partners II, LLC: Assuming $427,793 of 12% Convertible Debentures ($203,500 plus $44,290.50 interest dated March 9, 2001, $125,000 plus $15,000 interest dated December 31, 2001, and $37,500 plus $2,502.50 interest dated June 11, 2002) converted at fifty percent (50%) of stock price of $0.002. New Millennium Capital Partners II, LLC is contractually obligated not to convert more than 4.9% at one time, however, this provision may be waived by providing a sixty-one day notice.

(7) AJW Qualified Partners, LLC is a private investment fund whose members are the investors in the fund. The managing member of the fund is AJW Manager, LLC, a limited liability company, which manages the operations of the fund (the "Management Company"). Mr. Corey Ribotsky is the manager of AJW Manager, LLC. As the control person of the shares owned by AJW Qualified Partners, LLC, Mr. Ribotsky may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(8) Concerning AJW Qualified Partners, LLC: Assuming $51,512.50 of 12% Convertible Debentures ($50,000 plus $1,512.50 interest dated September 30,
2002) converted at fifty percent (50%) of stock price of $0.002. AJW Qualified Partners, LLC is contractually obligated not to convert more than 4.9% at one time, however, this provision may be waived by providing a sixty-one day notice.

(9) AJW Offshore, Ltd. is a private investment fund whose members are the investors in the fund. The managing member of the fund is First Street Manager II, LLC, a limited liability company, which manages the operations of the fund (the "Management Company"). Mr. Corey Ribotsky is the manager of First Street Manager II, LLC. As the control person of the shares owned by AJW Offshore, Ltd., Mr. Ribotsky may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(10) Concerning AJW Offshore, Ltd: Assuming $51,512.50 of 12% Convertible Debentures ($50,000 plus $1,512.50 interest dated September 30, 2002) converted at fifty percent (50%) of stock price of $0.002. AJW Offshore, Ltd. is contractually obligated not to convert more than 4.9% at one time, however, this provision may be waived by providing a sixty-one day notice.

(11) Bristol Investment Fund, Ltd. is a private investment fund, formed as a Cayman Island company, whose shares are owned by its investors. Bristol Investment Fund, Ltd., is managed by Bristol DLP, LLC (the "Management Company"), which has voting and investment control over the shares owned by Bristol Investment Fund, Ltd. Paul Kessler and Diana Kessler, the managing members of the Management Company, are responsible for the operations of the Management Company. As the control persons of the shares owned by Bristol Investment Fund, Ltd., Paul Kessler and Diana Kessler may be viewed as the beneficial owners of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934. There are no other parties involved with these funds who would meet the definition of beneficial owner.

(12) Concerning Bristol Investment Fund, Ltd.: Assuming $280,000 of 12% Convertible Debentures ($250,000 plus $30,000 interest dated December 31, 2001) converted at fifty percent (50%) of stock price of $0.002. Bristol Investment Fund, Ltd. is contractually obligated not to convert more than 4.9% at one time, however, this provision may be waived by providing a sixty-one day notice.

(13) At this time, DDSI has 80,029,163 outstanding and 150,000,000 authorized shares. There is a definitive proxy filed requesting a shareholder vote of an increase in authorized shares to 750,000,000.

There are no arrangements known to DDSI that at a later date may result in a change in control of DDSI.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number            Description
------            -----------
2.1  (1)          Certificate of Incorporation of the Company.  Incorporated June 13, 1994.
2.2  (1)          Restated Articles of Incorporation of the Issuer, May 21, 1997.
2.3  (1)          Amended Articles of Incorporation.
2.3.1(5)          Amended Articles of Incorporation dated October 9, 2001
2.4  (1)          By-Laws of the Company.
4.1. (3)          Form of Warrant Agreement with Form of Warrant Election to
                  Purchase
4.1.1(4)          Executed Warrant Agreement with AJW Partners, LLC
4.1.2(4)          Executed Warrant Agreement with New Millennium Capital
                  Partners II, LLC
4.2.1.1.1(5)      Executed Stock Purchase Warrant Agreement with AJW Partners LLC
4.2.1(5)          Executed Stock Purchase Warrant Agreement with New Millennium
                  Capital Partners II LLC
4.2.2(5)          Executed Stock Purchase Warrant Agreement with Bristol Investment Fund, Ltd.
4.3(8)            Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC
4.3.1(8)          Stock Purchase Warrant Agreement with AJW Offshore, Ltd.
4.4  (9)          Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (January 10, 2003)
4.4.1 (9)         Stock Purchase Warrant Agreement with AJW Partners, LLC (January 10, 2003)
4.4.2 (9)         Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (January 10, 2003)
5.1 (1)           Form of Voting Trust Agreement between Norman Cohn and Garrett U. Cohn.
5.1.3(5)          Legal Opinion to Investors
6.18 (1)          Security Agreement and Note dated as of August 14, 1996 in the principal Amount of
                  $125,000 made by Garrett U. Cohn in favor of the Company.
6.2 (1)           Resolution to Security Agreement between Norman Cohn and Garrett U. Cohn.
6.3 (1)           Employee 1997 Stock Option Plan adopted by the Board of Directors February 24, 1998 and subject to stockholder ratification.
6.5 (1)           Warrant Agreement dated May 1, 1995 between the Company and Jay Teitlebaum.
6.6 (1)           Warrant Agreement dated June 16, 1995 between the Company and Norman Cohn.
                  Incorporated by reference:  Form 10-KSB, period December 31, 1996,
                  File No. 0-26604, Exhibit 4.4.
6.7 (1)           Lease for the Premises dated May 16, 2000.
6.8 (1)           Cohn Employment and Non-competition Agreement of Garrett U. Cohn dated July 7, 1994.
                  Incorporated by reference: Form 10-KSB, period December 31, 1996,
                  File No. 0-26604, Exhibit 10.1.
6.9(1)            Employment Agreement for Michael Pellegrino.
6.9.1(1)          Employment Agreement for Michael Ott.
6.9.2 (1)         Employment Agreement for Randolph Hall.
6.9.3(6)          Employment Agreement for Michael Pellegrino (2002)
6.9.4(6)          Employment Agreement for Randolph Hall (2002)
10.1 (2)          Software License and Royalty Agreement between Company and Harris Corporation
10.2 (2)          Agreement for Development of Finger/Slap Scanner Product between the Company and
                  ISC/U.S., Inc.
10.2.1(5)         Software License and Royalty Agreement between Company and AuthenTec
10.2.2(7)         Strategic Joint Venture Agreement between Company and i/tx.
10.3(3)           Form of Secured Convertible Debenture Purchase Agreement (December 28, 2000)
10.3.1(4)         Executed Secured Convertible Debenture Purchase Agreement
10.3.2(5)         Executed Securities Purchase Agreement
10.3.3            Securities Purchase Agreement (January 10, 2003)
10.4(3)           Form of First Amendment to Secured Convertible Debenture Purchase Agreement
                  (March 5, 2001)
10.4.1(6)         Executed Amendment No. 1 to Securities Purchase Agreement dated December 31, 2001

10.5(3)           Form of 12% Convertible Debenture
10.5.1(4)         Executed 12% Convertible Debenture with AJW Partners, LLC
10.5.2(4)         Executed 12% Convertible Debenture with New Millennium Capital Partners II, LLC
10.5.2.1(5)       Executed Secured Convertible Debenture with AJW Partners LLC
10.5.3(5)         Executed Secured Convertible Debenture with New Millennium Capital Partners II LLC
10.5.3.1(5)       Executed Secured Convertible Debenture with Bristol Investment Fund, Ltd.
105.5(8)          Secured Convertible Debenture with AJW Qualified Partners, LLC
10.5.5.1(8)       Secured Convertible Debenture with AJW Offshore, Ltd.
10.5.6   (9)      Secured Convertible Debenture with AJW Qualified Partners, LLC (January 10, 2003)
10.5.6.1 (9)      Secured Convertible Debenture with AJW Partners, LLC (January 10, 2003)
10.5.6.2 (9)      Secured Convertible Debenture with AJW Offshore, Ltd. (January 10, 2003)
10.6(3)           Form of Registration Rights Agreement
10.6.1(4)         Executed Registration Rights Agreement
10.6.2(5)         Executed Registration Rights Agreement
10.6.3            Registration Rights Agreement (January 10, 2003)
10.7 (3)          Form of Security Agreement
10.7.1(5          Executed Security Agreement
10.7.2   (9)      Security Agreement (January 10, 2003)
10.7.3   (9)      Intellectual Property Security Agreement (January 10, 2003)
10.8 (3)          Form of 10% Convertible Debenture
10.8.1(4)         10% Convertible Note to Robert Gowell
10.9(4)           Escrow Agreement
10.9.1(4)         Transfer Agent Instructions
10.9.2.1(5)       Executed Escrow Agreement
10.9.3(5)         Transfer Agent Instructions
10.9.4 (9)        Transfer Agent Instructions (January 10, 2003)
10.10 (4)         Contract with DBA Systems, a Division of Titan Industries
10.11 (4)         Executed Second Amendment to Secured Convertible Debenture Purchase Agreement
10.12 (6)         Form of Private Placement Subscription Agreement
10.13(8)          Private Placement Agreement Letter with AJW Qualified Partners, LLC and AJW Offshore, Ltd.
16.0 (1)          Letter re change in certifying accountant.
99.1              Sarbanes - Oxley Certification
99.2              Sarbanes - Oxley Certification

(1) Previously filed on Form 10-SB September 20, 2000, File No. 0-26604
(2) Previously filed on Form 10-SB/A November 17, 2000, File No. 0-26604
(3) Previously filed on Form SB-2 May 1, 2001, File No. 333-59888
(4) Previously filed on Form SB-2, Amendment 2, August 29, 2001,
    File No. 333-59888
(5) Previously filed on Form SB-2, February 13, 2002, File No. 333-82662
(6) Previously filed on Form SB-2, Amendment No. 1, May 9, 2002,
    File No. 333-82662
(7) Previously filed on Form SB-2, Amendment No. 2, Jun 25, 2002,
    File No. 333-82662
(8) Previously filed on Form SB-2, Amendment No. 5, October 10, 2002, File No. 333-82662
(9) Previously filed on Form SB-2, February 12, 2003, File No. 333-103143

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

                           Item 6
                           Resignation of Myrna Marks-Cohn for personal reasons

February 19, 2002          Amendment to February 7, 2002 8-K Filing

                           Item 4
                           Change in Registrant's Certifying Accounts

                           Item 6
                           Resignation of Myrna Marks-Cohn for personal reasons.

July 29, 2002              Item 6
                           Resignation of Garrett U. Cohn on July 23, 2002 for personal reasons.

ITEM  14. CONTROLS AND PROCEDURES

CEO CERTIFICATION

I, Michael J. Pellegrino, certify that:

     1. I have reviewed this annual report on Form 10KSB of Digital Descriptor Systems, Inc.,

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       Date: April 15, 2003

                       /s/ Michael J. Pellegrino
                       --------------------------------------------
                       Michael J. Pellegrino
                       Chief Executive Officer

CFO CERTIFICATION


I, Michael J. Pellegrino, certify that:

     1. I have reviewed this annual report on Form 10KSB of Digital Descriptor Systems, Inc.,

     2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       Date:  April 15, 2003

                       /s/ Michael J. Pellegrino
                       --------------------------------------------
                       Michael J. Pellegrino
                       Chief Financial Officer

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Digital Descriptor Systems, Inc.

                    By: /s/ Michael J. Pellegrino
                       --------------------------
                       Michael J. Pellegrino, President, Chief Executive Officer and Chief Financial Officer.

                              Dated: April 15, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
By:      /s/ Anthony Shupin                 Chief Executive Officer,                    April 15, 2003
         ------------------                 Director - Chairman
         Anthony Shupin


By:      /s/ Michael Pellegrino             President and Chief Operating Officer,      April 15, 2003
         ----------------------
         Michael Pellegrino                 Director


By:      /s/ Vincent Moreno                 Director                                    April 15, 2003
         ------------------
         Vincent Moreno


By:      /s/ Robert Gowell                  Director                                    April 15, 2003
         -----------------
         Robert Gowell