Form 10KSB/A
period 2002-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2003-04-17
CIK 927454

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to ____________

                         Commission file number 0-26604
                                                -------

                        Digital Descriptor Systems, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                               23-27700048
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


        446 Lincoln Highway, Fairless Hills, PA                    19030
      ---------------------------------------------             ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

The issuer had revenues of $1,213,189 for the fiscal year ended December 31, 2002.

As of December 31, 2002, 61,351,387 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on December 31, 2002 was approximately $156,200 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format    Yes       No  X
                                                    -----    -----

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

         While the majority of DDSI's sales are one time software based sales, DDSI does offer maintenance and support for their products. DDSI has generated $580,315 in the past year in maintenance and support revenue, and $1,706,588 over the past three years from these services. Year to year, Service revenue generally accounts for an average of 23% of total revenue.

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

                                           Common Stock
                                             Bid Price
                                             ---------
Calendar Year 2000                 Low                       High
------------------                 ---                       ----
First Quarter                      $0.21                     $0.48
Second Quarter                     $0.25                     $0.39
Third Quarter                      $0.21                     $0.35
Fourth Quarter                     $0.06                     $0.22

Calendar Year 2001                 Low                       High
------------------                 ---                       ----
First Quarter                      $0.12                     $0.40
Second Quarter                     $0.12                     $0.20
Third Quarter                      $0.06                     $0.19
Fourth Quarter                     $0.03                     $0.28

Calendar Year 2002                 Low                       High
------------------                 ---                       ----
First Quarter                      $0.009                    $0.01
Second Quarter                     $0.006                    $0.011
Third Quarter                      $0.004                    $0.004
Fourth Quarter                     $0.0021                   $0.003

         As of December 31, 2002, there were approximately 61,351,387 shares of common stock issued and outstanding.

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

         During October 2002, $3,000 of the convertible debentures issued in March 2001 were converted into 1,639,344 shares of common stock. Additionally, liquidated damages relating to these notes were converted into an additional 1,555,553 shares of common stock.

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

         On February 27, 2003, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due February 27, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 50% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

         In March 2003, $1,600 of the convertible debentures issued in December 2001 were converted into 8,000,000 shares of common stock. Additionally, accrued interest relating to the note dated May 2001 was converted into an additional 1,820,634 shares of common stock.

         On March 31, 2003, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 12%. The debentures are due March 31, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 50% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
---------------------------------------------------------------------

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

December 31, 2002
-----------------

         At December 31, 2002, DDSI had assets of $338,385 compared to $1,691,277 on December 31, 2001 a decrease of $1,352,892 and shareholder deficiency of $(2,070,867) on December 31, 2002 compared to shareholder deficiency of $(750,124) on December 31, 2001, an increase of $(1,320,743). This increase in shareholder deficiency for the year ended December 31, 2002 resulted from the net loss for the year ended December 31, 2002 of $(1,517,116), offset by the issuance of Common Stock and the debt discounts related to the issuance of convertible debentures.

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

Impact of Recent Accounting Pronouncements
------------------------------------------

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). Generally SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF 94-3 required such a liability to be recognized at the time that an entity committed to an exit plan. The provisions of the statement are to be adopted prospectively for all exit activities after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement is not expected to have an impact on our present financial condition or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees and requires the guarantor to recognize the liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, and amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements. Management does not intend to adopt fair value accounting under SFAS 123.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. We are required to perform this assessment by September 30, 2003, and consolidate any variable interest entities for which we will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management currently believes that the adoption of FIN 46 will not have a material impact on the financial statements.


ITEM 7.  Financial Statements

         The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.


ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         DDSI replaces Ernst & Young LLP
         -------------------------------

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

         Pursuant to the March 13, 2003 shareholder meeting Robert Gowell, Michael Pellegrino, Anthony Shupin and Vincent Moreno were elected as directors. The directors then subsequently appointed Michael Pellegrino as President, Chief Executive Officer and Chief Financial Officer. Anthony Shupin was appointed as Chairman of the Board upon the resignation of Robert Gowell.

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

         Robert Gowell was appointed Co-Chairman and Chief Executive Officer on January 25, 2002. He is a retired Deputy U.S. Marshal who has worked out of the New York and Pennsylvania offices from 1991-2001 (10 years). He earned his B.S. in Management and Finance from the City University of New York. He is currently working on his MBA at Kutztown University. Mr. Gowell resigned on March 13, 2003.

         Michael Pellegrino joined DDSI in 1995. On March 13, 2002 he was appointed President, Chief Executive Officer and Chief Financial Officer, Secretary and a Director of DDSI. For eleven years prior (from 1984 to 1995), Mr. Pellegrino was Vice President and CFO of Software Shop Systems, Inc. From 1979 to 1984 (5 years), he was a regional controller for Capital Cities/ABS, and for seven years earlier (1972-1979) as Director of Financial Systems for ADP. Mr. Pellegrino has a Bachelors degree in accounting from MSU and a Masters in Finance from Rutgers University, after which he worked at Touche Ross for 3 years.

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

ITEM 10. Executive Compensation

         The following table summarizes the compensation earned and paid by DDSI to each Officer and to all Executive Officers as a group for services rendered in all capacities during the year ended December 31, 2002:

                                                Summary Compensation Table

                                                                                           Long Term Compensation
                                Annual Compensation                         Awards                  Payouts
                                -------------------                         ------         ----------------------
       (a)                     (b)      (c)       (d)      (e)         (f)         (g)          (h)         (i)
                                                          Other                 Securities                  All
                                                         Annual     Restricted  Underlying                 Other
    Name and                                             Compen-      Stock      Options/      LTIP       Compen-
Principal Position            Year    Salary     Bonus   sation($)   Award($)     Sar(#)     Payouts($)   sation($)
------------------            ----    ------     -----   ---------  ----------  ----------   ----------   ---------
Garrett Cohn*                 2000    $160,000     0        0           0           0            0            0
President & CEO               2001    $160,000     0        0           0           0            0            0
                              2002    $ 50,615     0        0           0           0            0            0

Michael J. Pellegrino         2000    $109,000     0        0           0           0            0            0
President & CEO               2001    $110,000     0        0           0           0            0            0
                              2002    $115,000     0        0           0           0            0            0

Michael Ott**                 2000    $110,000     0        0           0           0            0            0
V.P/Director                  2001    $110,000     0        0           0           0            0            0
                              2002    $      0     0        0           0           0            0            0

Randy Hall***                 2000    $ 70,000     0        0           0           0            0            0
    V/P                       2001    $ 73,500     0        0           0           0            0            0
                              2002    $ 60,779     0        0           0           0            0            0


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

Options/Sar Grants in Last Fiscal Year
--------------------------------------


                                      Number of              % of Total
                                      Securities             Options/SARS
                                      Underlying             Granted to
                                      Options/SARS           Employees in       Exercise or Base
Name                                  Granted                Fiscal Year        Price ($/Sh)         Expiration Date
----------------------------------------------------------------------------------------------------------------------
Garrett U. Cohn, CEO                     0                       N/A                  N/A                  N/A
Michael J. Pellegrino, CFO               0                       N/A                  N/A                  N/A
Randy Hall, VP Operations                0                       N/A                  N/A                  N/A


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

         If the officer's employment is terminated because of death, discharge by the Company other than for just cause, or if the officer resigns with good reason as defined in the agreement, he shall receive his base salary and benefits for the greater of (i) one year from the date of termination or resignation, (ii) the remaining term of the agreement. If employment is terminated for any other reason than the aforementioned, the Company's obligation under the agreement ceases on the date of termination.

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

Employee and Director Stock Option Plans

         DDSI adopted the 1994 Stock Option Plan, (restated in 1997) (the "Plan") in order to attract and retain qualified personnel. In October 1998, the Board of Directors voted to amend the plan but has not formally established the amended plan to date and will not do so this fiscal year. However, under the proposed 1998 Plan, the Compensation Committee of the Board of Directors in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees. The terms and conditions upon which the options may be exercised will be set out in the Plan. The Plan is intended to provide a method whereby employees of DDSI and others who are making and are expected to make substantial contributions to the successful management and growth of DDSI are offered an opportunity to acquire common stock as an incentive to remain with DDSI and advance its interests. Therefore, to date, no options have been granted under the 1998 plan and none will be until the plan is formalized some time during the next fiscal year. On August 31, 1999, DDSI granted bonuses to various officers and employees in the form of 902,500 options for shares of DDSI's common stock, fully vested, with an exercise price of $0.37 per share. On December 15, 2000, DDSI granted to various officers and employees 843,000 options for shares of DDSI's common stock, fully vested, with an exercise price of $0.10 per share, the then fair market value of the underlying shares. As of December 31, 2002 251,812 options remain outstanding.

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

                                                  Beneficial Ownership
Name and Address                                    of Common Stock
Of Beneficial Owner                                  No. of Shares
-------------------                              ---------------------

Michael Pellegrino
Brielle, NJ 08730                                  335,000        0.54%

Randolph Hall
Collegeville, PA 19426                             398,000        0.64%

Robert P. Martin
Seattle, WA  98119                               3,099,000(1)     4.81%

Robert Gowell
Allentown, PA  18104                                96,300        0.12%

AJW Partners, LLC (3)
Roslyn, NY 11576                               427,793,000(4)    87.45%(13)

New Millennium Capital Partners II, LLC (5)
Roslyn, NY 11576                               427,793,000(6)    87.45%(13)

AJW Qualified Partners, LLC (7)
Roslyn, NY  11576                               51,512,500(8)    45.64%(13)

AJW Offshore, Ltd. (9)
Roslyn, NY  11576                               51,512,500(10)   45.64%(13)

Bristol Investment Fund, Ltd. (11)
Cayman Islands                                 280,000,000(12)   82.02%(13)

All Officers & Directors
As a Group                                         829,300(2)     1.35%

-----------------
(1) Mr. Martin holds 2,399,000 in direct holdings and 700,000 in indirect holdings. Mr. Martin resigned from the Board of Directors on January 3, 2002.

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

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits


Exhibit
Number         Description
-------        -----------
2.1(1)         Certificate of Incorporation of the Company. Incorporated June 13, 1994.
2.2(1)         Restated Articles of Incorporation of the Issuer, May 21, 1997.
2.3(1)         Amended Articles of Incorporation.
2.3.1(5)       Amended Articles of Incorporation dated October 9, 2001
2.4(1)         By-Laws of the Company.
4.1(3)         Form of Warrant Agreement with Form of Warrant Election to Purchase
4.1.1(4)       Executed Warrant Agreement with AJW Partners, LLC
4.1.2(4)       Executed Warrant Agreement with New Millennium Capital Partners II, LLC
4.2.1.1.1(5)   Executed Stock Purchase Warrant Agreement with AJW Partners LLC
4.2.1(5)       Executed Stock Purchase Warrant Agreement with New Millennium Capital Partners II LLC
4.2.2(5)       Executed Stock Purchase Warrant Agreement with Bristol Investment Fund, Ltd.
4.3(8)         Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC
4.3.1(8)       Stock Purchase Warrant Agreement with AJW Offshore, Ltd.
4.4(9)         Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (January 10, 2003)
4.4.1(9)       Stock Purchase Warrant Agreement with AJW Partners, LLC (January 10, 2003)
4.4.2(9)       Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (January 10, 2003)
5.1(1)         Form of Voting Trust Agreement between Norman Cohn and Garrett U. Cohn.
5.1.3(5)       Legal Opinion to Investors
6.18(1)        Security Agreement and Note dated as of August 14, 1996 in the principal Amount of $125,000 made by
               Garrett U. Cohn in favor of the Company.
6.2(1)         Resolution to Security Agreement between Norman Cohn and Garrett U. Cohn.
6.3(1)         Employee 1997 Stock Option Plan adopted by the Board of Directors February 24, 1998 and subject to stockholder ratification.
6.5(1)         Warrant Agreement dated May 1, 1995 between the Company and Jay Teitlebaum.
6.6(1)         Warrant Agreement dated June 16, 1995 between the Company and Norman Cohn. Incorporated by reference:
               Form 10-KSB, period December 31, 1996, File No. 0-26604, Exhibit 4.4.
6.7(1)         Lease for the Premises dated May 16, 2000.
6.8(1)         Cohn Employment and Non-competition Agreement of Garrett U. Cohn dated July 7, 1994. Incorporated by reference:
               Form 10-KSB, period December 31, 1996, File No. 0-26604, Exhibit 10.1.
6.9(1)         Employment Agreement for Michael Pellegrino.
6.9.1(1)       Employment Agreement for Michael Ott.
6.9.2(1)       Employment Agreement for Randolph Hall.
6.9.3(6)       Employment Agreement for Michael Pellegrino (2002)
6.9.4(6)       Employment Agreement for Randolph Hall (2002)
10.1(2)        Software License and Royalty Agreement between Company and Harris Corporation
10.2(2)        Agreement for Development of Finger/Slap Scanner Product between the Company and ISC/U.S., Inc.
10.2.1(5)              Software License and Royalty Agreement between Company and AuthenTec
10.2.2(7)              Strategic Joint Venture Agreement between Company and i/tx.
10.3(3)        Form of Secured Convertible Debenture Purchase Agreement (December 28, 2000)
10.3.1(4)              Executed Secured Convertible Debenture Purchase Agreement
10.3.2(5)              Executed Securities Purchase Agreement
10.3.3         Securities Purchase Agreement (January 10, 2003)
10.4(3)        Form of First Amendment to Secured Convertible Debenture Purchase Agreement (March 5, 2001)
10.4.1(6)              Executed Amendment No. 1 to Securities Purchase Agreement dated December 31, 2001


10.5(3)        Form of 12% Convertible Debenture
10.5.1(4)              Executed 12% Convertible Debenture with AJW Partners, LLC
10.5.2(4)              Executed 12% Convertible Debenture with New Millennium Capital Partners II, LLC
10.5.2.1(5)    Executed Secured Convertible Debenture with AJW Partners LLC
10.5.3(5)              Executed Secured Convertible Debenture with New Millennium Capital Partners II LLC
10.5.3.1(5)    Executed Secured Convertible Debenture with Bristol Investment Fund, Ltd.
105.5(8)       Secured Convertible Debenture with AJW Qualified Partners, LLC
10.5.5.1(8)    Secured Convertible Debenture with AJW Offshore, Ltd.
10.5.6(9)      Secured Convertible Debenture with AJW Qualified Partners, LLC (January 10, 2003)
10.5.6.1(9)    Secured Convertible Debenture with AJW Partners, LLC (January 10, 2003)
10.5.6.2(9)    Secured Convertible Debenture with AJW Offshore, Ltd. (January 10, 2003)
10.6(3)        Form of Registration Rights Agreement
10.6.1(4)              Executed Registration Rights Agreement
10.6.2(5)              Executed Registration Rights Agreement
10.6.3         Registration Rights Agreement (January 10, 2003)
10.7(3)        Form of Security Agreement
10.7.1(5)      Executed Security Agreement
10.7.2(9)      Security Agreement (January 10, 2003)
10.7.3(9)      Intellectual Property Security Agreement (January 10, 2003)
10.8(3)        Form of 10% Convertible Debenture
10.8.1(4)              10% Convertible Note to Robert Gowell
10.9(4)        Escrow Agreement
10.9.1(4)              Transfer Agent Instructions
10.9.2.1(5)    Executed Escrow Agreement
10.9.3(5)              Transfer Agent Instructions
10.9.4(9)      Transfer Agent Instructions (January 10, 2003)
10.10(4)               Contract with DBA Systems, a Division of Titan Industries
10.11(4)               Executed Second Amendment to Secured Convertible Debenture Purchase Agreement
10.12(6)       Form of Private Placement Subscription Agreement
10.13(8)       Private Placement Agreement Letter with AJW Qualified Partners, LLC and AJW Offshore, Ltd.
16.0(1)        Letter re change in certifying accountant.
99.1           Sarbanes - Oxley Certification
99.2           Sarbanes - Oxley Certification


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

February 7, 2002     Item 4
                     Change in Registrant's Certifying Accountant

                     Item 6
                     Resignation of Myrna Marks-Cohn for personal reasons

February 19, 2002    Amendment to February 7, 2002 8-K Filing

                     Item 4
                     Change in Registrant's Certifying Accountant

                     Item 6
                     Resignation of Myrna Marks-Cohn for personal reasons.

July 29, 2002        Item 6
                     Resignation of Garrett U. Cohn on July 23, 2002 for personal reasons.

ITEM  14. CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of Digital Descriptor Systems, Inc.'s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the Company's evaluation, which was completed during the 90 days prior to the date on which this Annual Report was filed with the Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

         Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Digital Descriptor Systems, Inc.

                                  By: /s/ Michael J. Pellegrino
                                      ------------------------------------------
                                      Michael J. Pellegrino, President,
                                      Chief Executive Officer and
                                      Chief Financial Officer.

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


Signature                                   Title                                       Date
---------                                   -----                                       ----
By:  /s/ Anthony Shupin                 Director - Chairman                         April 15, 2003
     -------------------------
     Anthony Shupin

By:  /s/ Michael Pellegrino             President and Chief Operating Officer,      April 15, 2003
     -------------------------          Chief Executive Officer, Director
     Michael Pellegrino

By:  /s/ Vincent Moreno                 Director                                    April 15, 2003
     -------------------------
     Vincent Moreno


By:  /s/ Robert Gowell                  Director                                    April 15, 2003
     -------------------------
     Robert Gowell


CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

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

Date:  April 15, 2003

                                       /s/ Michael J. Pellegrino
                                       -----------------------------------------
                                       Michael J. Pellegrino
                                       Chief Executive Officer

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


Date:  April 15, 2003

                                       /s/ Michael J. Pellegrino
                                       -----------------------------------------
                                       Michael J. Pellegrino
                                       Chief Financial Officer

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        CONTENTS TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001




                                    Contents


Independent Auditors' Reports                                                F-1



Audited Financial Statements:


Balance Sheets
December 31, 2002 and 2001                                                   F-2


Statements of Operations
For the Years Ended December 31, 2002 and 2001                               F-3

Statements of Shareholders' Deficiency
For the Years Ended December 31, 2002 and 2001                               F-4


Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001                               F-5


Notes to Financial Statements                                                F-7

     INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Shareholders,
     Digital Descriptor Systems, Inc.

     We have audited the accompanying balance sheets of Digital Descriptor Systems, Inc., as of December 31, 2002 and 2001, and the related statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2A to the financial statements, the Company has never been profitable and continues to incur losses from operations and anticipates that it will require additional debt and/or equity financing in 2003, which may not be readily available. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                     /s/ WithumSmith+Brown P.C.
     Newtown, Pennsylvania
     April 10, 2003

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

           ASSETS                                                                   2002            2001
                                                                                    ----            ----
Current Assets:
      Cash                                                                       $   15,439      $  435,662
      Restricted cash                                                                   680           5,969
      Accounts receivable, less allowance
         for uncollectible accounts of $117,560 and $87,930
         in 2002 and 2001, respectively                                              28,491         107,948
      Inventory                                                                       8,550           5,665
      Prepaid expenses                                                              153,047         267,534
      Debt discount and deferred financing costs, net                                95,625         807,014
                                                                                 ----------      ----------
               Total current assets                                                 301,832       1,629,792

Note Receivable - Former Officer, Less Allowance
  for Uncollectible Notes of $177,400 in 2001                                             -               -
Furniture and Equipment, Net                                                         12,158          37,090
Deposits and Other Assets                                                            24,395          24,395
                                                                                 ----------      ----------

           TOTAL ASSETS                                                          $  338,385      $1,691,277
                                                                                 ==========      ==========

           LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
      Accounts payable                                                           $  391,067      $  418,764
      Accrued expenses                                                              118,493         141,914
      Accrued interest                                                              145,333          33,828
      Accrued payroll taxes                                                          84,848               -
      Deferred income                                                               545,724         854,618
      Current portion of equipment loan                                               7,289           7,211
      Convertible debentures                                                      1,103,732         965,000
                                                                                 ----------      ----------
           Total Current Liabilities                                              2,396,486       2,421,335

Equipment Loan, Net of Current Portion                                               12,766          20,066
                                                                                 ----------      ----------
           Total Liabilities                                                      2,409,252       2,441,401

Shareholders' Deficiency:
      Preferred stock, $.01 par value: authorized shares - 1,000,000;
            issued and outstanding shares - none                                          -               -
      Common stock, $.001 par value: authorized shares - 150,000,000;
           issued and outstanding shares - 61,351,387 at December 31, 2002           61,351          48,045
           and 48,045,610 at December 31, 2001
      Additional paid-in capital                                                 16,909,886      16,726,819
      Accumulated deficit                                                       (19,042,104)    (17,524,988)
                                                                                 ----------      ----------
           Total Shareholders' Deficiency                                        (2,070,867)       (750,124)
                                                                                 ----------      ----------

           TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                        $  338,385      $1,691,277
                                                                                 ==========      ==========

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                    2002            2001
                                                                                    ----            ----


 Revenues:
       Software                                                                 $   520,869     $   938,654
       Hardware                                                                      69,931          94,350
       Maintenance                                                                  580,315         520,837
       Consulting                                                                         -          68,863
       Other                                                                         42,074         104,003
                                                                                -----------     -----------
                                                                                  1,213,189       1,726,707

 Costs and Expenses:
       Cost of revenues                                                             430,836         708,703
       General and administrative                                                   946,934       1,705,242
       Sales and marketing                                                          188,188         454,169
       Research and development                                                     177,033         383,217
       Write-off of software development costs                                            -         413,604
       Provision for doubtful note receivable - former officer                            -         177,400
       Depreciation                                                                  24,932         138,452
       Interest and amortization of deferred debt costs                           1,008,249         753,029
       Other (income) expense, net                                                  (45,867)        (24,599)
                                                                                -----------     -----------
                                                                                  2,730,305       4,709,217
                                                                                -----------     -----------

 Net Loss                                                                       $(1,517,116)    $(2,982,510)
                                                                                ===========     ===========

 Net Loss Per Common Share (Basic and Diluted)                                  $     (0.03)    $     (0.12)
                                                                                ===========     ===========

 Weighted Average Number of Common Shares Outstanding:
       Basic and Diluted                                                         56,600,305      24,436,773
                                                                                ===========     ===========

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           STATEMENTS OF SHAREHOLDERS'
                                   DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            Common Stock
                                                       ------------------------   Additional     Accumulated   Shareholders'
                                                         Shares       Amount    Paid-in Capital    Deficit      Deficiency
                                                       ----------   ----------- --------------- ------------   ------------
 Balance at December 31, 2000                          20,011,612   $    20,011   $14,544,579   $(14,542,478)  $     22,112
   Issuance of common stock in connection
      with a Reg. A Offering, net of offering
      costs                                             7,999,996         8,000       221,000              -        229,000
   Issuance of common stock for services                4,328,831         4,329       409,993              -        414,322
   Conversions of convertible debentures to
      common stock                                     15,705,171        15,705       494,747              -        510,452
   Debt discount relating to the beneficial
      conversion feature on convertible
      debentures and issuance of warrants                       -             -     1,056,500              -      1,056,500
   Net loss                                                     -             -             -     (2,982,510)    (2,982,510)
                                                       ----------   -----------   -----------   ------------   ------------

 Balance at December 31, 2001                          48,045,610        48,045    16,726,819    (17,524,988)      (750,124)


   Issuance of common stock for services                  360,000           360        14,040              -         14,400
   Issuance of common stock in payment of
      damages related to convertible debentures         1,555,553         1,556           778              -          2,334
   Conversion of accrued interest related to
      convertible debentures to common
      stock                                             2,203,828         2,204        16,167              -         18,371
   Conversions of convertible debentures to
      common stock                                      9,186,396         9,186        27,082              -         36,268
   Debt discount relating to the beneficial
      conversion feature on convertible
      debentures                                                -            -        125,000              -        125,000
   Net loss                                                     -            -              -     (1,517,116)    (1,517,116)
                                                       ----------   -----------   -----------   ------------   ------------

 Balance at December 31, 2002                          61,351,387   $    61,351   $16,909,886   $(19,042,104)  $ (2,070,867)
                                                       ==========   ===========   ===========   ============   ============

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                  2002                  2001
                                                                                                  ----                  ----
Cash Flows from Operating Activities:
      Net loss                                                                               $ (1,517,116)         $ (2,982,510)
      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                             24,932               138,452
          Write-off of software development costs                                                       -               413,604
          Provision for doubtful note receivable - former officer                                       -               177,400
          Common stock issued for services received                                                14,400               414,322
          Common stock issued in payment of damages                                                 2,334                     -
          Amortization of deferred financing costs and debt discounts related to the issuance of warrants and the beneficial conversion
               feature of convertible debentures                                                  874,639               676,486
          Changes in assets and liabilities:
               Accounts receivable                                                                 79,457               418,344
               Inventory                                                                           (2,885)               16,931
               Prepaid expenses, deposits and other assets                                        114,487              (251,777)
               Accounts payable                                                                   (27,697)              (62,399)
               Accrued expenses                                                                   (23,421)              (11,843)
               Accrued interest                                                                   129,876                33,828
               Accrued payroll taxes                                                               84,848                     -
               Deferred income                                                                   (308,894)                 (169)
                                                                                             ------------          ------------
                   Net Cash Used in Operating Activities                                         (555,040)           (1,019,331)

Cash Flows from Investing Activities:
      Proceeds from sale of  investment                                                                 -                 1,000
      Purchase of furniture and equipment                                                               -                (3,496)
      Increase in note receivable - officer                                                             -               (11,875)
      Decrease in restricted cash                                                                   5,289                 4,483
                                                                                             ------------          ------------
                   Net Cash Provided by (Used in) Investing Activities                              5,289                (9,888)

Cash Flows from Financing Activities:
      Net proceeds from issuance of common stock                                                        -               229,000
      Proceeds from the issuance of convertible debentures, net
          of issuance costs of $38,250 in 2002 and $198,500 in 2001                               136,750             1,056,500
      Payment of convertible debentures                                                                 -               (15,000)
      Repayment of equipment loan                                                                  (7,222)               (8,496)
                                                                                             ------------          ------------
                   Net Cash Provided by Financing Activities                                      129,528             1,262,004
                                                                                             ------------          ------------

Net (Decrease) Increase in Cash                                                                  (420,223)              232,785

Cash at Beginning of Year                                                                         435,662               202,877
                                                                                             ------------          ------------

Cash at End of Year                                                                          $     15,439          $    435,662
                                                                                             ============          ============

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                    2002                 2001
                                                                                    ----                 ----
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the year for:
      Interest                                                                    $  3,734            $    7,263
                                                                                  ========            ==========
      Income taxes                                                                $  3,698            $        -
                                                                                  ========            ==========

   Supplemental Disclosure of Non-Cash Investing and Financing Activities:

      Debt discount relating to the issuance of warrants
         and the beneficial conversion features of convertible debt               $125,000            $1,056,500
                                                                                  ========            ==========

      Conversion of debentures into common stock                                  $ 36,268            $  475,000
                                                                                  ========            ==========

      Conversion of accrued interest into common stock                            $ 18,371            $   35,452
                                                                                  ========            ==========

The Notes to Financial Statements are an integral part of these statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Business:
---------------------------------
           Digital Descriptor Systems, Inc. (the "Company") incorporated in Delaware in 1994. The Company develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the years ended December 31, 2002 and 2001. Substantially all of the Company's revenues are derived principally from state and local governments.

Note 2 - Summary of Significant Accounting Policies:
----------------------------------------------------
           Significant accounting policies followed by the Company in the preparation of the accompanying financial statements are summarized below:

              A. Basis of Financial Statement Presentation
              --------------------------------------------
                 The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable and has incurred substantial losses from operations of $1,517,116 and $2,982,510 for the years ended December 31, 2002 and 2001, respectively. The Company expects that losses from operations will continue through 2003 and the Company anticipates that it will require additional financing in 2003, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its core business solutions by hiring additional sales resources and increased marketing activities. The Company is also pursuing completion of a new product called Fingerprint Matching Systems (FMS) and its introduction to the marketplace. However, there can be no assurances that the Company will be successful in their efforts to generate profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              B. Use of Estimates
              -------------------
                 The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

              C. Inventory
              ------------
                 Inventory is valued at the lower of cost (determined on a first-in, first-out basis) or market.

              D. Revenue Recognition
              ----------------------
                 The Company derives revenue from the sale of hardware, software, post customer support (PCS), and other related services. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. Other related services include basic training. Included with the hardware is software that is not considered to be incidental. Revenue from transactions with customers where the software component is not considered to be incidental is allocated between the hardware and software components based on the relative fair value of the respective components.

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

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont'd):
-------------------------------------------------------------
              D. Revenue Recognition (Cont'd)
              -------------------------------
                 The Company recognizes the revenue allocable to hardware and software licenses upon delivery of the product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided. Revenue allocable to other services is recognized as the services are provided.

              E. Property and Equipment
              -------------------------
                 Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets. Depreciable lives of the Company's property and equipment are presented below:

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

              F. Software Development Costs
              -----------------------------
                 The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed, and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During 1999, $413,604 was capitalized as software development costs in connection with the Company's new product entitled Compu-Scan, a computerized inkless fingerprint device. During 2000, the Company submitted this product for approval to the FBI. In 2001, due to uncertainty as to whether the Company would be able to obtain funding needed to complete development and the FBI approval process, the Company wrote down the asset to a net realizable value of $-0-. The Compu-Scan development project was abandoned in 2002.

                 Research and development costs incurred in connection with the development of software totaled $177,033 and $383,217 respectively for the years ended December 31, 2002 and 2001.

              G. Accounts Receivable
              ----------------------
                 Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Payments on customer accounts are allocated to the specific invoices identified on the customer remittance advice, or, if unspecified, are applied to the earliest unpaid invoices. Customers with account balances past the normal credit terms are considered delinquent.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont'd):
-------------------------------------------------------------
              G. Accounts Receivable (Cont'd)
              -------------------------------
                 The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

              H. Income Taxes
              ---------------
                 The Company provides for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such differences result from differences in the timing of recognition by the Company of net operating loss carry forwards, certain expenses, and differences in the depreciable lives and/or methods for certain assets.

               I. Accounting for Stock Options
               -------------------------------
                 Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a pro forma basis in Note 10.

              J. Net Loss Per Common Share
              ----------------------------
                 Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. No exercises of common stock equivalents were assumed during any period because the assumed exercise of these securities would be anti-dilutive.

              K. Concentration of Credit Risk
              -------------------------------
                 Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and accounts receivable. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company sells its principal products to end users and distributors principally in the United States.

              L. Fair Value of Financial Instruments
              --------------------------------------
                 The carrying value of cash and cash equivalents, accounts receivable, note receivable, and accounts payable, accrued expenses and convertible debentures approximates their fair value based on the liquidity of these financial instruments and based on their short-term nature.

              M. Impact of Recent Accounting Pronouncements
              ---------------------------------------------
                 In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

                 In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses financial accounting and reporting for costs

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont'd):
-------------------------------------------------------------
              M. Impact of Recent Accounting Pronouncements (Cont'd)
              ------------------------------------------------------
                 associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). Generally SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF 94-3 required such a liability to be recognized at the time that an entity committed to an exit plan. The provisions of the statement are to be adopted prospectively for all exit activities after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement is not expected to have an impact on our present financial condition or results of operations.

                 In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees and requires the guarantor to recognize the liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

                 In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, and amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements. Management does not intend to adopt fair value accounting under SFAS 123.

                 In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. We are required to perform this assessment by September 30, 2003, and consolidate any variable interest entities for which we will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management currently believes that the adoption of FIN 46 will not have a material impact on the financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont'd):
-------------------------------------------------------------
              N. Reclassifications
              --------------------
                 Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

              O. Debt Discount and Deferred Financing Costs
              ---------------------------------------------
                  Financing costs associated with the issuance of debentures as well as the value of the related beneficial conversion factor and the value of the detachable warrants issued in connection with the issuance of the debentures are amortized on a straight-line basis over the term of the related debt.

Note 3 - Note Receivable - Former Officer:
------------------------------------------
           During 1996, the Company loaned a former President/Director of the Company $125,000 evidenced by a promissory note. The note bore interest at the prime rate plus 1%, and was payable together with the principal on August 13, 1999. The Company's Board of Directors agreed to extend the maturity date of this note indefinitely. At December 31, 2001, accrued interest, included in the note receivable in the accompanying balance sheet was $52,400. In 2001, due to uncertainty as to whether the Company would collect the note, a reserve for uncollectible notes was recorded in the amount of $177,400. During 2002, a payment of $22,615 was received on this note, and is reflected in the accompanying financial statements as other income. The remaining unpaid balance of $154,785 plus additional accrued interest of $5,938 was written off in 2002 as uncollectible.

Note 4 - Furniture and Equipment:
---------------------------------
           Furniture and equipment consists of the following at December 31, 2002 and 2001, respectively:

                                                                  2002                2001
                                                                  ----                ----
              Furniture and fixtures                         $   186,705         $   186,705
              Computer equipment                                 274,945             274,945
              Vehicles                                            59,049              59,049
              Leasehold improvements                              34,977              34,977
                                                             -----------         -----------
                                                                 555,676             555,676
              Less accumulated depreciation                      543,518             518,586
                                                             -----------         -----------
                                                             $    12,158         $    37,090
                                                             ===========         ===========

           Depreciation and amortization included as a charge to operations amounted to $24,932 and $138,452 for the years ended December 31, 2002 and 2001, respectively.

Note 5 - Convertible Debentures:
--------------------------------
           During September 2002, the Company issued secured convertible debentures in the aggregate principal amount of $100,000. The debentures are due September 30, 2003, and accrue interest at a rate of 12% per annum. Interest shall be payable either quarterly or upon conversion at the option of the holder. The holder may at any time from issuance through the earlier of the (i) maturity date or (ii) the date of payment of the default, convert all or any part of the outstanding principal and unpaid accrued interest into common stock. If the conversion will result in ownership to the holder in excess of 4.9% of total outstanding stock, the holder must provide 61 days written notice to the Company of their plans to convert. The conversion price shall be the lesser of the variable conversion price or the fixed conversion price. The variable conversion price is equal to 50% of the average of the lowest three intra-day prices for the common stock during the twenty-day period ending one trading day prior to the date the conversion notice is sent via facsimile to the borrower. The fixed conversion price is $.005 per share. The Company also issued common stock purchase warrants for the right to purchase 300,000 shares of common stock of the Company at an exercise price per share equal to $.01. If the exercise of the warrant will result in ownership to the holder in excess of 4.9% of total outstanding

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

           Note 5 - Convertible Debentures (Cont'd):
           -----------------------------------------
           stock, the holder must provide 61 days written notice to the Company of their plans to exercise. The warrants are exercisable at any time from the date of issuance, September 30, 2002 through September 30, 2005. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $100,000 has been allocated to paid-in capital and is being amortized over the life of the debenture on a straight-line basis. The unamortized beneficial conversion feature amounted to $75,000 at December 31, 2002. Debt issuance costs of $27,500 are being amortized on a straight-line basis over the term of the debentures. Unamortized costs at December 31, 2002 amounted to $20,625.

           During June 2002, the Company issued a convertible promissory note in the amount of $75,000. Interest accrues at the rate of 12% per annum. The holders have the right to convert the principal amount plus unpaid accrued interest into shares of the Company's common stock at any time through repayment. The conversion price is equal to fifty percent of the average of the lowest three (i) inter-day trading prices, or (ii) if the common stock is traded on the OTC Bulletin Board or Pink Sheets, the prices asked by any person or entity acting as a market maker in the common stock during the twenty trading days immediately preceding the relevant date upon which a conversion is effected. The loan was due to mature in August 2002 and as such is in default as of December 31, 2002. Accordingly, the interest rate charged on the outstanding principal increased to 15% per annum beginning on the first day the loan was in default. The intrinsic value of the beneficial conversion feature of $25,000 has been allocated to paid-in capital. The resulting debt discount was fully amortized in 2002, based on the term of the debentures. Debt issuance costs of $10,750 were incurred and fully amortized in 2002 in connection with this loan.

           On December 31, 2001 the Company issued three convertible debentures for an aggregate amount of $500,000. The debentures are in default as they were due December 31, 2002. Interest accrued at the rate of 12% per annum through maturity, and increased to 15% per annum during the default period. Quarterly interest payments were not made, and accordingly accrued interest payable related to the notes totaling $60,000 is included in the accompanying financial statements. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at any time through maturity. The conversion price in effect on any Conversion Date shall be the lesser of $.043 per share or 50% of the average of the lowest three inter-day sales prices during the twenty Trading Days immediately preceding the applicable Conversion Date. The Company also issued common stock purchase warrants for the right to purchase 1,500,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.02 or the average of the lowest three inter-day sales prices during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $90,000 and the intrinsic value of the beneficial conversion feature of $332,500 have been allocated to paid-in capital. This resulting debt discount plus $77,500 of financing charges were amortized on a straight-line basis over the term of the debentures, and so were fully amortized at December 31, 2002. The debentures are collateralized by substantially all of the Company's assets.

           During September 2001, the Company issued two convertible debentures for an aggregate amount of $400,000. These debentures are in default as they were due on September 30, 2002. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Interest on the debentures was not paid quarterly, and accordingly accrued interest and late fees payable related to the notes totaling $69,000 is included in the accompanying financial statements. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at any time after issuance. The conversion price in effect on any Conversion Date shall be the lesser of $.08 per share or 50% of the average of the lowest three inter-day sales prices during the ten trading days immediately preceding the applicable Conversion Date. The Company also issued common stock purchase warrants for the right to purchase 800,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.36 or the average of the lowest three closing sales prices for the common stock during the twenty Trading Days immediately prior to exercise. The estimated

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 5 - Convertible Debentures (Cont'd):
-----------------------------------------
           fair value of the warrants of $48,000 and the intrinsic value of the beneficial conversion feature of $262,000 have been allocated to paid-in capital. This resulting debt discount plus $90,000 of financing charges were amortized on a straight-line basis over the term of the debentures, and so were fully amortized at December 31, 2002. The debentures are collateralized by substantially all of the Company's assets.

           During April 2001 and May 2001, the Company issued three convertible notes for an aggregate amount of $155,000. The debentures accrue interest at the rate of 10% per annum. Interest on the debentures shall be paid quarterly commencing June 30, 2001. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock thirty days prior to the maturity date. The conversion price in effect on any Conversion Date shall be an amount equal to 50% of the mean average price of the common stock for the ten trading days prior to notice of conversion. The intrinsic value of the beneficial conversion feature of $155,000 was allocated to paid-in capital. This resulting debt discount was amortized on a straight-line basis over the term of the debentures, and so was fully amortized at December 31, 2002. The debentures are collateralized by substantially all of the Company's assets. During September 2001, $115,000 of the notes was converted into 1,498,540 shares of free trading common stock and 1,252,069 shares of restricted stock at conversion prices ranging between of $.03895 and $.034 per share. In addition, $5,078 of accrued interest related to the debentures was converted into 132,827 shares of common stock. On the conversion date, the unamortized portion of the debt discount related to the converted debt, in the amount of $11,329, was charged to interest expense. In October 2001, $15,000 of the convertible debentures was paid. The remaining balance of $25,000 is past due.

           During March 2001, the Company issued two convertible debentures for an aggregate amount of $200,000 with a maturity date of March 4, 2002. The debentures accrue interest at the rate of 12% per annum. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at any time through maturity. The conversion price in effect on any Conversion Date shall be the lesser of $.08 per share or 50% of the average of the lowest three inter-day sales prices during the ten Trading Days immediately preceding the applicable Conversion Date. The Company also issued common stock purchase warrants for the right to purchase 200,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.36 or the average of the lowest three closing sales prices during the twenty Trading Days immediately prior to the date of exercise. The estimated fair value of the warrants of $64,000 and the intrinsic value of the beneficial conversion feature of $105,000 have been allocated to paid-in capital. This resulting debt discount plus $31,000 of financing charges was amortized on a straight-line basis over the term of the debentures. The debentures are collateralized by substantially all of the Company's assets. During November 2001 through December 2001, $160,000 of the debentures was converted into 6,309,526 shares of common stock. On the conversion date, the unamortized portion of the debt discount and deferred financing costs related to the converted debt, in the amount of $40,479, was charged to interest expense. During 2002, $36,268 of the debentures was converted into 9,186,396 shares of common stock. The unpaid principal balance of $3,732 was in default as of December 31, 2002. Accrued interest of $18,371 was converted into 2,203,828 shares of common stock during 2002.

           During December 2000, the Company issued $200,000 of convertible debentures to two investors. The debentures accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at a conversion price the lessor of: $0.08 per share or 50% of the average of the lowest three trading prices during the 20 days preceding the conversion date. The debenture holders also received warrants to purchase 400,000 common shares at an exercise price of $0.036 per share at any time before December 28, 2003. The estimated fair value of the warrants of $40,000 and the intrinsic value of the beneficial conversion feature of $127,500 have been allocated to paid-in capital. This resulting debt discount plus the $61,000 of financing charges

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 5 - Convertible Debentures (Cont'd):
-----------------------------------------
           was amortized on a straight-line basis over the term of the debentures. During September 2001 through November 2001 the debentures in the amount of $200,000 were converted into 5,241,754 shares of common stock. In addition, $30,374 of accrued interest related to the debentures was converted into 1,012,494 shares of common stock. On the conversion date, the unamortized portion of the debt discount and deferred financing costs related to the converted debt, in the amount of $41,756, was charged to interest expense.

           Please refer to Notes 11 and 13 for additional information.

Note 6 - Debt Discount and Deferred Financing Costs:
----------------------------------------------------
           Debt discount and deferred financing costs consist of the following:

                                                    2002            2001
                                                    ----            ----

           Debt discounts                         $100,000      $  207,500
           Deferred financing costs                 27,500         812,500
                                                  --------      ----------
                                                   127,500       1,020,000
           Less accumulated amortization           (31,875)       (212,986)
                                                  --------      ----------
                                                  $ 95,625      $  807,014
                                                  ========      ==========

           The net debt discount and deferred financing costs of $95,625 will be fully amortized during the year ended December 31, 2003.


Note 7 - Equipment Loan:
------------------------
           As of December 31, 2002 and 2001, $20,055 and $27,277 were outstanding related to an automobile loan that matures in November 2005. The loan requires monthly installments of $620, including interest at .9%. The loan is collateralized by the automobile. Future maturities of the loan are as follows:

                 2003                                             $  7,289
                 2004                                                7,354
                 2005                                                5,412
                 2006 and Thereafter                                     -
                                                                  --------
                                                                  $ 20,055
                                                                  ========

           At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $11,842,000 to offset future federal taxable income expiring in various years through 2022. The Company also has state net operating loss carryforwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

           The timing and extent in which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations due to certain ownership changes of the Company.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 8 - Income Taxes (Cont'd):
-------------------------------
           The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                      2002             2001
                                                      ----             ----
            Deferred tax assets:
                Net operating loss carryforwards  $ 5,049,432      $ 3,838,269
                Bad debt reserves                      50,551           37,810
                Inventory reserves                      1,347            1,868
                Depreciation                           51,678           67,848
                                                  -----------      -----------
            Deferred tax assets                     5,153,008        3,945,795
            Valuation allowance                    (5,153,008)      (3,945,795)
                                                  -----------      -----------
                Net deferred tax asset            $         -      $         -
                                                  ===========      ===========


Note 9 - Commitments and Contingencies:
---------------------------------------
           Operating Lease:
           The Company leases certain facilities, vehicles and office equipment under non-cancelable operating lease agreements that expire at various dates through 2005. Future minimum lease payments at December 31, 2002 are as follows:

                 2003                                            $  92,381
                 2004                                               91,954
                 2005                                               43,016
                 2006 and thereafter                                     -
                                                                 ---------
                                                                 $ 227,351
                                                                 =========

           Rental expense under such operating leases was approximately $93,724 and $104,100 during the years ended December 31, 2002 and 2001, respectively.

           Employment Contract:
           During 2002, the Company entered into an employment agreement with one of the officer's. The agreement is for a three-year period that terminates on February 28, 2005. Pursuant to the agreement, the officer will receive an annual base salary of $115,000, which may be increased by the Board of Directors annually. The officer is also eligible to participate in the Annual Management Bonus Plan under which he may receive a bonus in any amount from 0% to 100% of his base salary based on his performance and the Company's performance for the immediately preceding calendar year. He is also eligible to receive options to purchase shares of the Company's common stock under the Management Equity Incentive Plan. In addition, the officer is entitled to a monthly car allowance totaling $1,200 and to be reimbursed for reasonable expenses in the discharge of his services, including travel, lodging and similar items.

           If the officer's employment is terminated because of death, discharge by the Company other than for just cause, or if the officer resigns with good reason as defined in the agreement, he shall receive his base salary and benefits for the greater of (i) one year from the date of termination or resignation, (ii) the remaining term of the agreement. If employment is terminated for any other reason than the aforementioned, the Company's obligation under the agreement ceases on the date of termination.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 10 - Stock Option and Other Plans:
---------------------------------------
           The Company maintains the 1994 Restated Stock Option Plan (the 1994
           Plan) pursuant to which the Company reserved 5,000,000 shares of common stock. The options granted have a term of ten years and are issued at or above the fair market value of the underlying shares on the grant date. The Company also maintains the 1996 Director Option Plan (the Director Plan) pursuant to which the Company reserved 200,000 shares of common stock. Options granted under the Director Plan are issued at or above the fair market value of the underlying shares on the grant date. A portion of the first option vests at the six-month anniversary of the date of the grant and continues over a four-year period. Subsequent options vest on the first anniversary of the grant date. The options expire ten years from the date of the grant or 90 days after termination of employment, whichever comes first.

           The following is a summary of option activity under all plans:

                                                                                                             Weighted
                                                             1996                               Total         Average
                                                           Director                           Number of      Exercise
                                            1994 Plan        Plan         Nonqualified         Options         Price
                                            --------------------------------------------------------------------------
Outstanding at December 31, 2000            1,022,000       33,812           889,000        1,944,812       $.10-$3.30
Granted                                             -            -                 -                -                -
Expired                                      (103,500)     ( 7,500)        ( 208,000)        (319,000)      $.10-$3.30
                                            --------------------------------------------------------------------------
Outstanding at December 31, 2001              918,500       26,312           681,000        1,625,812       $.10-$3.30
Granted                                             -            -                 -                -                -
Expired                                      (693,000)           -          (150,000)        (843,000)      $ .10-$.63
                                            --------------------------------------------------------------------------
Outstanding at December 31, 2002              225,500       26,312           531,000          782,812       $.10-$3.30
                                            ==========================================================================

Exercisable options at
December 31, 2002                             225,500       26,312           531,000          782,812
                                            =========================================================

           At December 31, 2002, the remaining contractual life of outstanding options was 7 years.

           Pro forma information regarding net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 is as follows:

                                                        December 31
                                                    --------------------
                                                    2002            2001
                                                    ----            ----
                  Net loss:
                      As reported               $(1,517,117)    $(2,982,510)
                      Pro forma                 $(1,529,742)    $(2,993,559)
                  Net loss per share:
                      As reported                     $(.03)          $(.12)
                      Pro forma                       $(.03)          $(.12)

           The Company estimated the fair value of stock options at the date of grant by using a Black Scholes option pricing model with the following weighted-average assumptions for grants in 2000 and 1999 as follows: risk-free interest rate of 5.5% for all years; expected life of the option of 5 years; no expected cash dividend payments on common stock, and volatility factors of the expected market price of the Company's common stock of: 1.033 and .879, respectively.

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. As noted above, the Company's stock options are vested over an extended period. In addition, option models require the input of highly subjective assumptions including future stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the Company's stock options.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 10 - Stock Option and Other Plans (Cont'd):
------------------------------------------------
           During 1997, the Company adopted the Consultants and Advisors Compensation Plan (the Plan). Persons eligible under this Plan include any consultant or advisor of the Company who has provided bona fide services to the Company, except for services provided in connection with the offer or sale of securities in an equity transaction. The Company reserved 300,000 shares of common stock for issuance under this Plan of which 211,357 shares have been awarded through December 31, 2000. Awards may be granted in the form of stock options or stock grants. The Company has not awarded any stock options or stock grants under this Plan since 1998. No awards shall be made after December 31, 2001.

Note 11 - Equity Transactions:
------------------------------
           During 2002, the Company issued 360,000 shares of common stock for services and 1,555,553 shares of common stock as payment of penalties incurred in connection with the late filing of a registration statement and late receipt of an effective registration in connection with the convertible debentures issued on December 31, 2001. The Company recorded charges of $14,400 and $2,334 respectively in 2002 based on the fair market value of the Company's common stock on the date of the stock grant.

           During October 2001 through December 2001, the Company received $229,000 net of $11,000 of issuance costs, from the issuance of 7,999,996 shares of common stock at $.03 per share via subscription agreements to various individuals.

           During 2001, the Company issued 4,328,831 shares of restrictive common stock for services received. The Company recorded a charge for the issuance of such shares during 2001 of $414,322 based on the fair market value of the Company's common stock on the date of the stock grant.

           In connection with the Company's initial public offering in 1995, the Company issued to each unit holder one Redeemable Class A Warrant and one Redeemable Class B Warrant. The Warrants were immediately detachable and separately transferable. Each Class A Warrant entitled the holder to purchase one share of common stock for $6.00 subject to adjustment, during the four-year period commencing one year from the date of the offering. Each Class B Warrant entitled the holder to purchase one share of common stock for $7.25 subject to adjustment, during the four-year period commencing one year from the date of the offering. The Class A and Class B Warrants are subject to redemption by the Company at any time, (within thirty days notice) at $.10 per warrant provided that the per share closing bid price of the common stock exceeds 175% of the exercise price for the Class A Warrant, and 200% of the exercise price for the Class B Warrant, for at least 20 consecutive trading days. During July 2000, the Company's Board of Directors reduced the exercise price of the Class A Warrants from $6.00 to $1.00, and reduced the exercise price of the Class B Warrants from $7.50 to $1.50. Class A and Class B Warrants expired on August 15, 2002. At December 31, 2001 there were 1,483,750 Redeemable Class A Warrants outstanding and 1,483,750 Redeemable Class B Warrants outstanding.

           At December 31, 2002, the Company has the following common shares reserved for issuance:

           Common stock options                                 5,000,000
           Common stock available for grant:
           Consultants and advisors compensation plan             139,000
           Convertible debentures                              50,000,548
                                                               ----------
                      Total                                    55,139,548
                                                               ==========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 12 - Related Party Transactions:
-------------------------------------
           One of the directors has a contract with the Company to provide sales and marketing consulting services. The effective date of the agreement was October 17, 2002, and renews automatically on a monthly basis. Minimum fees of $1,100 are paid weekly. For the year ended December 31, 2002, fees totaling $17,993 were incurred of which $8,093 were payable at December 31, 2002.

Note 13 - Contingency:
----------------------
           During the year ended December 31, 2002, the Company failed to timely file a registration statement, and failed to timely obtain an effective registration in connection with the convertible debentures issued on December 31, 2001. As a result, pursuant to the Registration Rights Agreement, damages of $35,834 were sought by one of the three holders of the December 31, 2001 series. Of this amount, $2,334 was paid via the issuance of common stock, and the balance of $33,500 is reflected in the accompanying financial statements as a liability at December 31, 2002.

           There were two other holders of convertible notes dated December 31, 2001 who could potentially seek similar damages from the Company. Should they seek these damages, the Company would incur additional expense of $71,668. Management feels however, that the likelihood that the other holders will seek the damages is remote, and therefore, no provision for this expense has been made in the accompanying financial statements.

Note 14 - Subsequent Events:
----------------------------
           On January 10, 2003, the Company entered into a Securities Purchase Agreement, providing for the issuance of secured convertible debentures in the aggregate principal amount of $500,000 and warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock for the aggregate consideration of $500,000. The debentures accrue interest at a rate of 12%. The debentures mature one year from issuance and are secured by the assets of the Company, including certain intellectual property as defined in the Intellectual Property Security Agreement.

           Initially, secured convertible debentures in the aggregate principal amount of $250,000 and warrants to purchase an aggregate of 750,000 shares of the Company's common stock for the aggregate consideration of $250,000 were issued on January 10, 2003. As part of the agreement, the buyers agreed to subsequent investments in the securities provided that the Company performed under the Registration Rights Agreement. Specifically, the buyers agreed to purchase additional debentures in the aggregate principal amount of $125,000 ("Filing Debentures") and additional warrants to purchase an aggregate of 375,000 shares of common stock ("Filing Warrants") for an aggregate purchase price of $125,000 within fifteen days of the Company filing the Registration Statement. Further, upon declaration of the effectiveness of the Registration Statement, the buyer agreed to purchase additional debentures in the aggregate principal amount of $125,000 ("Effectiveness Debentures") and additional warrants to purchase an aggregate of 375,000 shares of common stock ("Effectiveness Warrants") for an aggregate purchase price of $125,000 within five days of the effective date. The subsequent investments are to be made under the same terms as the initial January 10th 2003 investment.

           The holder may at any time from issuance through the earlier of the
           (i) maturity date or (ii) the date of payment of the default, convert all or any part of the outstanding principal into shares of the Company's common stock. If the conversion will result in ownership to the holder in excess of 4.9% of total outstanding stock, the holder must provide 61 days written notice to the Company of their plans to convert. The conversion price shall be the lesser of the variable conversion price or the fixed conversion price. The variable conversion price is equal to 50% of the average of the lowest three intra-day prices for the common stock during the twenty-day period ending one trading day prior to the date the conversion notice is sent via facsimile to the borrower. The fixed conversion price is $.01 per share.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 14 - Subsequent Events (Cont'd):
-------------------------------------
           The common stock purchase warrants issued stipulate an exercise price per share equal to $.01. The warrants are exercisable at any time from the date of issuance through the fifth anniversary of the date of issuance.

           On February 27, 2003, the Company issued the second round of financing under the January 10, 2003 Securities Purchase Agreement. Secured convertible debentures with principal aggregating $125,000 and warrants to purchase an aggregate of 375,000 shares of common stock were issued for an aggregate purchase price of $125,000 under the terms noted above.

           On March 31, 2003, the Company issued the final round of financing under the January 10, 2003 Securities Purchase Agreement. Secured convertible debentures with principal aggregating $125,000 and warrants to purchase an aggregate of 375,000 shares of common stock were issued for an aggregate purchase price of $125,000 under the terms noted above.

           During February 2003, $1,000 of the convertible debentures issued in December 2001 was converted into 2,857,142 shares of common stock.

           In March 2003, $1,600 of the convertible debentures issued in December 2001 was converted into 8,000,000 shares of common stock. Additionally, accrued interest relating to the note dated May 2001 was converted into an additional 1,820,634 shares of common stock.

           Also during March through April 2, 2003, liquidated damages relating to the convertible debentures issued in December 2001 were converted into 9,000,000 shares of common stock.