Form 10QSB
period 2003-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2003-05-20
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
                  Class of Common Stock                        May 15, 2003
                  ---------------------                       ----------------
                     $.001 par value                          101,129,163 Shares

             Transitional Small Business Disclosure Format Yes No X

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002

          Statements of Operations for the three months ended March 31, 2003 and 2002 (Unaudited)

          Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (Unaudited)

          Notes to Financial Statements - March 31, 2003 (Unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3. Control and Procedures

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Defaults Upon Senior Securities:

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

      ITEM I.     FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                            March 31      December 31
                                                              2003           2002
                                                              -----          ----
                                                           (Unaudited)
ASSETS
Current assets:
   Cash                                                     $   49,338     $   15,439
   Restricted cash                                                 656            680
  Accounts receivable, less allowance for uncollectible
      accounts of $96,885 (unaudited) and $117,560 in
      2003 and 2002, respectively                              135,502         28,491
   Inventory                                                    18,595          8,550
   Prepaid expenses                                            151,330        153,047
   Debt discount and deferred financing costs                  130,148         95,625
                                                            ----------     ----------
Total current assets                                           485,569        301,832

   Furniture and Equipment, net                                  8,561         12,158
    Deposits and other assets                                   24,394         24,395
                                                            ----------     ----------
Total assets                                                $  518,524     $  338,385
                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                         $  304,955     $  391,067
   Accrued expenses                                            126,815        118,493
   Accrued interest                                            185,476        145,333
   Accrued payroll taxes                                          --           84,848
   Deferred income                                             603,260        545,724
   Current portion of equipment loan                             7,289          7,289
   Convertible debentures                                    1,476,131      1,103,732
                                                            ----------     ----------
Total current liabilities                                    2,703,928      2,396,486

   Equipment Loan, Net of Current Portion                       10,950         12,766
                                                            ----------     ----------
Total liabilities                                           $2,714,878     $2,409,252
                                                            ----------     ----------

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                   March 31         December 31
                                                                     2003              2002
                                                                     -----             ----
                                                                  (Unaudited)
Shareholders' deficiency:
   Preferred Stock, $.01 par value, authorized shares -
     1,000,000; issued and outstanding - none                            --                --
   Common Stock, $.001 par value, authorized shares -
     150,000,000; issued and outstanding shares - 78,208,529
     and 61,351,387 at March 31, 2003 and December 31, 2002,
     respectively                                                      78,208            61,351
   Additional paid-in capital                                      16,896,529        16,909,886
   Accumulated deficit                                            (19,171,091)      (19,042,104)
                                                                 ------------      ------------
Total shareholder's deficiency                                     (2,196,354)       (2,070,867)
                                                                 ------------      ------------
Total liabilities and shareholders' deficiency                   $    518,524      $    338,385
                                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                            March 31            March 31
                                                              2003                  2002
                                                              ----                  ----
Revenues:
   Software                                               $     52,225      $     39,592
   Hardware                                                     47,401            13,104
   Maintenance                                                  96,181           157,174
   Other                                                        14,891            14,292
                                                          ------------      ------------
                                                               210,698           224,162

Costs and expenses:
   Cost of revenues                                             23,226            68,325
   General and administrative                                  164,472           271,300
   Sales and marketing                                          58,947            23,846
   Research and development                                     21,329            76,793
   Depreciation and amortization                                 3,597             9,910
   Interest and amortization of
       deferred debt costs                                      83,260           259,765

   Other (income) expense, net                                 (15,146)          (20,943)
                                                          ------------      ------------
                                                               339,685           688,995
                                                          ------------      ------------
         Net loss                                         $   (128,987)     $   (464,833)
                                                          ============      ============

Net loss per common share                                 $      (0.01)     $      (0.01)
                                                          ============      ============
   (basic and diluted)

Weighted average number of common shares outstanding:
    Basic and diluted                                       73,268,847        60,114,624
                                                          ============      ============

    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                      March 31        March 31
                                                                        2003           2002
                                                                        ----           ----
Cash flows from operating activities:
Net loss                                                              ($128,986)     ($464,831)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                       3,597          9,909
      Provision for doubtful note receivable - former officer              --          (19,647)
      Compensation expense in connection with issuance
          of  Common Stock                                                 --             --
      Common stock issued for services                                     --           14,400
      Amortization of deferred financing costs and debt discounts related to the issuance of warrants and the beneficial
          conversion feature of convertible debentures                   43,070        232,013
     Changes in operating assets and liabilities:
      Accounts receivable                                              (107,011)        74,473
      Inventory                                                         (10,044)        (2,495)
      Prepaid expenses, deposits and other assets                         1,717       (117,728)
      Accounts payable                                                  (86,113)      (116,603)
      Accrued expenses                                                  (35,483)       (23,372)
      Deferred income                                                    57,539         43,685
                                                                      ---------      ---------
Net cash used in operating activities                                  (261,714)      (370,196)
                                                                                     ---------

Cash flows from investing activities:
   Increase in restricted cash                                               23
                                                                                       (33,186)
  (Increase) Decrease in note receivable-former officer                    --           19,647
                                                                      ---------      ---------
Net cash used in investing activities                                        23
                                                                                       (13,539)

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures, net
         of issuance costs of $77,724 in 2003 and $0 in 2002            297,406           --
   Deferred financing costs                                                --             --
   Repayment of equipment loan                                           (1,816)        (1,796)
                                                                      ---------      ---------
Net cash provided by (used in) financing activities                     295,590         (1,796)
                                                                      ---------      ---------
Net increase (decrease) in cash                                          33,899       (385,531)
Cash at beginning of period                                              15,439        435,662
                                                                      ---------      ---------
Cash at end of period                                                 $  49,338      $  50,131
                                                                      =========      =========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                             March 31   March 31
                                                                               2003      2002
                                                                               ----      ----
Supplemental disclosure of cash flow information:

  Cash paid during the period for:
      Interest                                                              $    46     $ 1,691
                                                                            =======     =======
      Income taxes                                                          $-             --
                                                                            =======     =======
Supplemental disclosure of non-cash investing and financial activities:

Conversion of debentures                                                    $ 2.600     $32,371
                                                                            =======     =======

   The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2003

1.  BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended March 31, 2003 and 2002. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2. BASIS OF PRESENTATION

The financial statements and disclosures included herein for the three months ended March 31, 2003 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Software Development Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. Technological feasibility of the Company's software development costs is determined when the planning, designing, coding, and testing activities are completed, and the Company has established that the product can be produced to meet its design specifications. All costs incurred in the research and development of new software products and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During 1999, $413,604 was capitalized as software development costs in connection with the Company's new product entitled Compu-Scan, a computerized inkless fingerprint device. The Company awarded a contract to Titan Systems Corporation's DBA division for technical assistance in achieving final compliance with the FBI certification process. Since DDSI was unable to forecast any revenues from the product, DDSI wrote off the investment in Software Development of $413,604 in the fourth quarter of 2001. We re-evaluated this product and determined that to see the project to completion would cost an additional $400,000 to $600,000 dollars plus an additional 12 to 18 month timeframe, with no guarantee of FBI certification. As such, we decided not to pursue this project any further and focus on developing the existing products.

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

4. CONVERTIBLE DEBENTURES

During March 2001, the Company issued $200,000 of convertible debentures to two investors. These debentures mature on March 4, 2003; however, the parties have entered into an agreement to extend the maturity date for another year, and accrue interest at 12% per annum. The holder has the right to convert the debentures to common shares at any time through maturity at the conversion price as described in the note agreement. The debenture holders received warrants to purchase 200,000 common shares at an exercise price the lesser of: $0.036 per share or the average of the lowest three trading prices during the 20 days preceding the exercise date. Such warrants expire March 4, 2004. The debentures are collateralized by substantially all of the Company's assets.

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

During September 2001, the $15,000 note issued in April 2001 was also converted into 214,286 shares of free trading Common Stock and 246,471 shares of restricted stock. The conversion price for this transaction was valued at $.034 per share in accordance with the agreement terms

During October through December 2001, the remaining $165,000 of the convertible debentures issued in December 2000, as well as $160,000 of the convertible debentures issued in March 2001 were converted into 10,551,280 shares of Common Stock. Additionally, accrued interest relating to these notes was converted into an additional 1,012,494 shares of Common Stock. The underlying shares were registered August 29, 2001 file number 33359888.

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

During February through June 2002, $33,269 of the convertible debentures issued in March 2001 was converted into 7,547,052 shares of common stock. Additionally, accrued interest relating to these notes was converted into an additional 703,828 shares of common stock.

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

On March 31, 2003, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 12%. The debentures are due March 31, 2004. Interest payable on the Debentures shall be paid quarterly commencing June 30, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 50% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

5. EQUITY TRANSACTIONS

None

6. SUBSEQUENT EVENTS

During April through May 12, 2003, liquidated damages relating to the convertible debentures issued in December 2001 were converted into 9,000,000 shares of common stock. $2,400 of the convertible debenture issued in March 2001 were converted into 12,000,000 shares of Common Stock.

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

     o Derive funds through investigating business alliances with other companies who may wish to license the o FMS SDK (software developers kit)..

     o    Increase   revenues  through  the  introduction  of  Compu-Capture  to schools, specifically towards kindergarten through twelfth grades, for the creation of ID cards.

     o Increase revenues through the introduction of a scaled down version of our Compu-Capture product.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenues for the three months ended March 31, 2003 of $210,698 decreased $13,464 or 6% from the three months ended March 31, 2002. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The slight overall decrease in the Company's revenue is attributed to a decrease in software maintenance contract dollar amount. Software, hardware and installation combined sales increased $47,529 or 71% while maintenance revenues decreased $60,993 or 39% from the three months ended March 31, 2002. Cost of goods decreased $45,099 or 66% due to the decrease in SI-3000 projects and was reduced to 11% of total revenues from 30% in the same period a year earlier. The gross profit percentage per sale increased by 17% compared to the same period a year earlier.

Costs and expenses decreased $349,310 or 51% during the three months ended March 31, 2003 versus the three months ended March 31, 2002. The decrease is due primarily to the cost containment efforts of the Company. Interest and amortization of deferred debt cost decreased by $176,505 for the three months ended March 31, 2003 and 2002. The expense for the sales and marketing department increased $35,101 or 147% due to the addition of a sales consultant to fill the void of the reduced sales staff for the three months ended March 31, 2003 and 2002. Expenses for research and development decreased $55,464 or 138% for the three months ended March 31, 2003 and 2002. In keeping with the goal to streamline costs yet achieve a working product the Company is re-evaluating its' current development strategy and resources resulting in a cutback of expenses.

General and Administrative expenses for the three month period ending March 31, 2003 was $164,448 versus $271,300 for the same period prior year for a decrease of $106,852 or 39%. This decrease was mainly attributable to a decrease in salaries and related payroll expenses of $47,109, consulting fees of $14,400 for services paid in stock, legal fees of $15,468, accounting fees of $15,943, vehicle expense of $1,965, rent of $5,730, telephone expense of $4,566 and miscellaneous items for $1,671.

Sales and Marketing expenses increased $35,101 for the three months period ended March 31, 2003 from $23,846 (2002) to $58,947 (2003) or a 147% increase. This increase was mainly attributable to an increase in professional consulting of $21,700, an increase in salaries, commissions, benefits and payroll taxes in the aggregate of $15,645, a decrease in trade show expenses of $4,240 and an increase in miscellaneous items for $2,000.

Research and development for the three months ended March 31, 2003 was $21,329 compared to $76,793 for the same period prior year for a decrease of $55,464 that was due in part to a decrease in research and development consulting costs of $51,305. Also contributing to the overall decrease was the decline in salaries, benefits and payroll taxes in the aggregate of $4,159.

The net loss for the Company decreased 72% for the three months ending March 31, 2003 to $128,963 from $464,833 for the three months ending March 31, 2002. This was principally due to the decrease in expenses and debentures incurred during the period.

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

Net cash used in operating activities for the three months ended March 31, 2003 and 2002 was ($261,714) and ($370,196), respectively. The decrease in cash used from operating activities in the three months ended March 31, 2003 versus 2002 of $108,482 was principally due to the decrease in net loss for the three months.

Net cash provided by (used in) investing activities three months ended March 31, 2003 and 2002 was $23 and ($13,539) respectively, reflecting a change of $13,562. This change is due to a reduction of restricted cash and lack of a note receivable - former officer three months ended March 31, 2003 as compared to the same period prior year.

Net cash provided by financing activities was $295,590 and ($1,796) for the three months ended March 31, 2003 and 2002, respectively, reflecting an increase of $298,386. This increase in financing activity is due to the issuance of the convertible debentures.

ITEM 3.  CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to March 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During January through March 2002, $14,000 of the convertible debentures issued in March 2001 were converted into 2,456,140 shares of Common Stock. Additionally, accrued interest in the amount of $18,371 relating to these notes was converted into an additional 2,203,828 shares of Common Stock.

During January 2002, the Company granted 360,000 shares of restricted Common Stock for consulting services performed. The Company recorded a charge for the issuance of such shares in the amount of $7,200 based on the fair market value of the Company stock on the date of the stock grant.

During February through June 2002, $33,269 of the convertible debentures issued in March 2001 was converted into 7,547,052 shares of common stock. Additionally, accrued interest relating to these notes was converted into an additional 703,828 shares of common stock.

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

On March 31, 2003, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 12%. The debentures are due March 31, 2004. Interest payable on the Debentures shall be paid quarterly commencing June 30, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 50% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

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

     o the ratification of the appointment of WithumSmith+Brown as our independent accountants for the current fiscal year; and

At the annual shareholders meeting held on March 13, 2003 the shareholders approved the election of the four directors and the appointment of WithumSmith & Brown, but did not approve the amendment to DDSI's Restated Certificate of Incorporation to increase the number of authorized shares or the stock combination (reverse split).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

Exhibit 99.1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                  (Registrant)

      Date:  May 20, 2003                By:  /s/ ANTHONY SHUPIN
                                              ----------------------------------
                                                Anthony Shupin
                                                (Director - Chairman)

      Date:  May 20, 2003                By:  /s/ MICHAEL J. PELLEGRINO
                                              ----------------------------------
                                                Michael J. Pellegrino
                                                (President, Chief Executive
                                                 Officer and Director)

      Date:  May 20, 2003                By:  /s/ VINCENT MORENO
                                              ----------------------------------
                                                Vincent Moreno.
                                                (Director)

      Date:  May 20, 2003                By:  /s/ ROBERT GOWELL.
                                              ----------------------------------
                                                Robert Gowell
                                                (Director)

CEO CERTIFICATION

I, Michael J. Pellegrino, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Digital Descriptor Systems, Inc.,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

     /s/ Michael J. Pellegrino
     --------------------------------------------
      Michael J. Pellegrino
     Chief Executive Officer

CFO CERTIFICATION

I, Michael J. Pellegrino, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Digital Descriptor Systems, Inc.,

     2. Based on my knowledge, this Quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

           /s/ Michael J. Pellegrino
           --------------------------------------------
             Michael J. Pellegrino
           Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Digital Descriptor Systems, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Pellegrino, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                  /s/ Michael Pellegrino
                                                  -----------------------------
                                                  Michael J. Pellegrino
                                                  Chief Executive Officer
                                                    May 20, 2003