Form 10QSB
period 2003-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2004-02-11
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384

                        Digital Descriptor Systems, Inc.

             (Exact name of registrant as specified in its charter)

          Delaware                                              23-2770048
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification number)

  2150 Highway 35, Suite 250, Sea Girt, NJ                        08750
(Address of principal executive offices)                        (Zip Code)

       Registrant's Telephone number, including area code: (732) 359-0260

                  446 Lincoln Highway, Fairless Hills, Pa 19030
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes X                  No __


State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
Class of Common Stock                                          February 4, 2004
---------------------                                         ------------------
   $.001 par value                                            145,958,423 Shares

      Transitional Small Business Disclosure Format Yes __ No X

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

            Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002

            Statements of Operations for the three months ended June 30, 2003 and 2002 (Unaudited)

            Statements of Operations for the six months ended June 30, 2003 and 2002 (Unaudited)

            Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (Unaudited)

            Notes to Financial Statements - June 30, 2003 (Unaudited)

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

      Item 3. Defaults Upon Senior Securities:

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION

      ITEM I. FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                              June 30        December 31
                                                               2003             2002
                                                             ----------      ----------
                                                            (Unaudited)
Assets
Current assets:
   Cash                                                      $   15,896      $   15,439
   Restricted cash                                                  641             680
  Accounts receivable, less allowance for uncollectible
      accounts of $20,140 (unaudited) and $117,560 in
      2003 and 2002, respectively                               122,802          28,491
   Inventory                                                     21,499           8,550
   Prepaid expenses                                              62,070         153,047
   Debt discount and deferred financing costs                   345,451          95,625
                                                             ----------      ----------
Total current assets                                            568,359         301,832

   Furniture and Equipment, net                                     349          12,158
    Deposits and other assets                                        --          24,395
                                                             ----------      ----------
Total assets                                                 $  568,708      $  338,385
                                                             ==========      ==========
Liabilities and Shareholders' Deficiency
Current liabilities:
   Accounts payable                                          $  300,320      $  391,067
   Accrued expenses                                             234,421         118,493
   Accrued interest                                             229,829         145,333
   Accrued payroll and related withholdings                          --          84,848
   Due to officers and directors                                 39,634              --
Deferred income                                                 419,462         545,724
   Current portion of equipment loan                              4,130           7,289
   Convertible debentures                                     1,596,837       1,103,732
                                                             ----------      ----------
Total current liabilities
                                                              2,824,633       2,396,486

   Equipment Loan, Net of Current Portion                            --          12,766
                                                             ----------      ----------
Total liabilities                                            $2,824,633      $2,409,252
                                                             ----------      ----------

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                     June 30          December 31
                                                                      2003                2002
                                                                   ------------       ------------
                                                                    (Unaudited)
Shareholders' deficiency:
   Preferred Stock, $.01 par value, authorized shares -
     1,000,000; issued and outstanding - none                                --                 --
   Common Stock, $.001 par value, authorized shares -
     150,000,000; issued and outstanding shares - 111,137,789
     and 61,351,387 at June 30, 2003 and December 31, 2002,
     respectively                                                       111,137             61,351
   Additional paid-in capital                                        17,282,227         16,909,886
   Accumulated deficit                                              (19,649,289)       (19,042,104)
                                                                   ------------       ------------
Total shareholder's deficiency                                       (2,255,925)        (2,070,867)
                                                                   ------------       ------------
Total liabilities and shareholders' deficiency                     $    568,708       $    338,385
                                                                   ============       ============

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                             June 30,           June 30             June 30,          June 30
                                                               2003               2002               2003               2002
                                                           ------------       ------------       ------------       ------------
Revenues:
   Software                                                $     94,448       $     13,349       $    146,673       $     52,941
   Hardware                                                       7,776             14,858             55,177
                                                                                                                          27,962
   Maintenance                                                  108,961            157,416            205,142            314,590
   Other                                                         49,153              4,373             64,044             18,665
                                                           ------------       ------------       ------------       ------------
                                                                260,338            189,996       471,036                 414,158

Costs and expenses:
   Cost of revenues                                              95,882             13,688            119,108             82,013
   General and administrative                                   344,208            239,265            508,679            510,565
   Sales and marketing                                           60,230             33,392            119,177             57,238
   Research and development                                      12,309             74,582             33,638            151,375
   Depreciation and amortization                                  2,150              8,305              5,747             18,214
   Interest and amortization of
       deferred debt costs                                      270,484            255,805            345,451            515,569
   Other (income) expense, net                                  (46,726)            (3,352)           (61,872)
                                                           ------------       ------------       ------------       ------------
                                                                                                                         (24,296)
                                                                738,537            621,685          1,078,221          1,310,678
                                                           ------------       ------------       ------------       ------------
           Net loss                                        $   (478,199)      $   (431,689)      $   (607,185)      $   (896,520)
                                                           ============       ============       ============       ============

Net loss per common share                                  $      (0.01)      $      (0.01)      $      (0.01)      $      (0.02)
                                                           ============       ============       ============       ============
   (basic and diluted)

Weighted average number of common shares outstanding:
    Basic and diluted                                        96,530,244         56,724,007         81,311,081         53,844,741
                                                           ============       ============       ============       ============

    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                        June 30         June 30
                                                                         2003             2002
                                                                       ---------       ---------
Cash flows from operating activities:
Net loss                                                               ($607,185)      ($896,520)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                        5,747          18,215
      Provision for doubtful note receivable - former officer                 --              --
      Compensation expense in connection with issuance
          of  Common Stock                                                    --              --
      Common stock issued for services                                        --          14,400
      Amortization of deferred financing costs and debt discounts related to the issuance of warrants and the beneficial
          conversion feature of convertible debentures                   269,174         456,513
       Gain on disposal of fixed assets                                   (6,833)             --
     Changes in operating assets and liabilities:
      Accounts receivable                                                (94,311)         97,462
      Inventory                                                          (12,950)        (17,161)
      Prepaid expenses, deposits and other assets                        115,372         (79,086)
      Advances - Employees                                                    --        (110,066)
      Accounts payable                                                   (11,479)        (81,029)
      Accrued expenses                                                   203,613              92
      Due to officers and directors                                      (39,634)             --
      Accrued payroll and related withholdings                           (84,848)        173,929
      Deferred income                                                   (126,262)        (35,946)
                                                                       ---------       ---------
Net cash used in operating activities                                   (389,596)       (459,197)

Cash flows from investing activities:
   Decrease in restricted cash                                                39           4,925
                                                                       ---------       ---------
Net cash provided by investing activities                                     39           4,925

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures, net
         of issuance costs of $106,958 in 2003 and $0 in 2002            393,042          64,750
Repayment of equipment loan                                               (3,028)         (3,597)
                                                                       ---------       ---------
Net cash provided by financing activities                                390,014          61,153
                                                                       ---------       ---------
Net increase in cash                                                         457        (393,119)
Cash at beginning of period                                               15,439         435,661
                                                                       ---------       ---------
Cash at end of period                                                  $  15,896       $  42,542
                                                                       =========       =========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                Six Months Ended

                                                                             June 30       June 30
                                                                               2003          2002
                                                                             --------      --------
Supplemental disclosure of cash flow information:

  Cash paid during the period for:
      Interest                                                               $     86      $  1,937
                                                                             ========      ========
      Income taxes                                                           $     --      $     --
                                                                             ========      ========

Supplemental disclosure of non-cash investing and financial activities:

Conversion of debentures into common stock                                   $  6,895      $ 51,640
                                                                             ========      ========

Debt discount relating to the issuance of warrants and the                   $393,042      $     --
   beneficial conversion factors of the convertible debt                     ========      ========


Conversion of liquidated damages into common stock                           $  3,191      $     --
                                                                             ========      ========

Theequipment loan payable was reduced by $12,896 in May 2003 when the Company returned two vehicles

   The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2003

1.  BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended June 30, 2003 and 2002. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2.  BASIS OF PRESENTATION

The financial statements and disclosures included herein for the six months ended June 30, 2003 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Since the Company has already classified it's Series A Cumulative Convertible Preferred Stock outside its stockholders' deficiency section, the Company does not believe that the adoption of SFAS 150 will have a material impact upon the Company's financial statements.

4.  CONVERTIBLE DEBENTURES

On January 10, 2003, DDSI issued three convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 10%. These debentures are due January 10, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

During February 2003, $1,000 of the convertible debentures issued in December 2001 was converted into 2,857,142 shares of common stock.

On February 27, 2003, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due February 27, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

In March 2003, $1,600 of the convertible debentures issued in December 2001 was converted into 8,000,000 shares of common stock.

On April 2, 2003, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due March 31, 2004. Interest payable on the Debentures shall be paid quarterly commencing May 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

In April 2003, $1,600 of the convertible debentures issued in December 2001 was converted into 8,000,000 shares of common stock.

In May 2003, $1,600 of the convertible debentures issued in December 2001 was converted into 8,000,000 shares of common stock.

During June 2003, $1,093 of the convertible debentures issued in December 2001 were converted into 5,468,010 shares of common stock.

5.  EQUITY TRANSACTIONS

The Company defaulted on its debt and pursuant to the agreement dated December 2001, a portion of the damages were paid in company stock as follows:

In April 2003, $1,200 in liquidated damages relating to notes issued in December 2001 were converted into an additional 6,000,000 shares of common stock.

In May 2003, $890 in liquidated damages relating to notes issued in December 2001 were converted into an additional 4,450,000 shares of common stock.

During June 2003, 1,011,250 shares of common stock were issued for $202 in liquidated damages relating to notes issued in December 2001.

6.  RELATED PARTY TRANSACTIONS

A director of the Company provided consulting services during 2003. For the six months ended June 30, 2003, the services amounted to $16,800. As of June 30, 2003, the Company owes the director $33,000 with no repayment terms.

The Company also owes the former chief executive officer of the Company $6,634 at June 30, 2003 for back payroll and sundry expenses with no repayment terms.


7.  SUBSEQUENT EVENTS

On September 30, 2003, a judgment was entered against the Company by Primezone, Inc in the amount of $3,134.50. The Company satisfied the judgment on October 9, 2003.

On October 16, 2003, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The company intends to negotiate a settlement.

In October 2003, management changes were as follow: Mr. Michael Pellegrino resigned effective October 6, 2003 as President and CEO of DDSI. Mr. Anthony Shupin accepted the position of CEO and President of the Corporation. The Board of Director's unanimously elected Mr. Pellegrino as Chairman of the Board. Mr. Shupin remains a Director of the Company.

On October 1, 2003, DDSI issued three convertible debentures for an aggregate amount of $300,000, with simple interest accruing at the annual rate of 12%. The debentures are due October 1, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 30, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date. The debenture holders also received warrants to purchase 2,100,000 shares at an exercise price of $0.005 per share anytime before September 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report Form 10-KSB for the fiscal year ended December 31, 2002.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact upon the Company's financial statements.

General

Financial Condition

We had net losses of $478,199 and $431,689 during the three months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, we had a cash balance in the amount of $15,896 and current liabilities of $2,824,633 including obligations of $39,634 and $1,596,837 to officers and convertible debenture holders, respectively. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal years 2003 and 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Short-Term Objectives

1. The short-term objective of the Company is to continue to expand the sale and acceptance of its core solutions by offering new and synergistic products to its installed base in the criminal justice market. The Company's objective is to expand with these, and additional products and services, into much larger commercial and federal markets.

Long-Term Objectives

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

      o     Expand  the   Compu-Capture   product   acceptance  as  an  employee
            identification/badging  system in response to market  demand

      o Focus on recruiting and supporting Value Added Resellers targeting DDSI's primary market.

      o Pursuing strategic relationships enabling the Company to develop and support products and services related to our primary markets.

Results of Operations

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30 2002

Revenues for the six months ended June 30, 2003 of $471,036 increased $56,878 or 13% from the six months ended June 30, 2002. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The overall increase in the Company's revenue is attributed to the completion of two SI-3000 projects. Software, hardware and installation combined sales increased $166,326 or 167% while maintenance revenues decreased $109,448 or 35% from the six months ended June 30, 2002. Cost of revenues increased $37,095 or 45% due to the completion of the SI-3000 projects and increased to 25% of total revenues from 20% in the same period a year earlier.

Costs and expenses decreased $232,457 or 18% during the six months ended June 30, 2003 versus the six months ended June 30, 2002. Cost of revenue increased $37,095, interest and amortization of deferred debt cost decreased by ($161,825) due to the decrease in the costs related to debentures, depreciation expense decreased ($12,467), general and administrative expenses decreased ($1,886), sales and marketing increased $61,939 and research and development decreased ($117,737) and other income increased $37,576 for the six months ended June 30, 2003. The overall decrease is primarily due to the cost containment efforts of the Company.

General and Administrative expenses for the six month period ending June 30, 2003 was $508,679 versus $510,565 for the same period prior year for an decrease of $1,886. This decrease was due to a combination of the judgment against the company for $160,313 (net of rent deposit) for breaking its lease and an increase in filing fees of $19,948 to a decrease in salaries and related payroll expenses of ($135,742), consulting fees of ($14,400) for services paid in stock, legal fees of ($16,016), travel expense of ($7,410), telephone expense of ($6,626) and miscellaneous items for ($1,953).

Sales and Marketing expenses increased $61,939 for the six months period ended June 30, 2003 from $57,238 (2002) to $119,177 (2003) or a 108% increase. This increase was mainly attributable to an increase in professional consulting of $42,350, an increase in salaries, commissions, benefits and payroll taxes in the aggregate of $35,190, a decrease in trade show expenses of ($3,168), travel of ($4,461), advertising of ($6,176) and miscellaneous items for ($1,796).

Research and development for the six months ended June 30, 2003 was $33,638 compared to $151,375 for the same period prior year for a decrease of $117,737 that was due in part to a decrease in research and development consulting costs of ($113,272) and support line of ($1,880). Also contributing to the overall decrease was the decline in salaries, benefits and payroll taxes in the aggregate of ($2,585). In keeping with the goal to streamline costs yet achieve a working product the Company is re-evaluating its' current development strategy and resources resulting in a cutback of expenses.

The net loss for the Company decreased 32% for the six months ending June 30, 2003 to $607,185 from $896,520 for the six months ending June 30, 2002. This was principally due to the decrease in expenses and debentures incurred during the period.

Three Months June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues for the three months ended June 30, 2003 of $260,338 versus three months ended June 30, 2002 of $189,996 increased $70,342 or 37%. The completion of two SI-3000 projects attributed to the overall increase in revenue. Software and installation revenues increased $118,797. With the completion of the SI-3000 projects, the cost of revenues also increases. Costs of revenue for the three months ended June 30, 2003 of $95,882 versus the three months ended June 30, 2002 of $13,688 increased $82,194. Maintenance revenues decreased $48,455 or 31% during the three months ended June 30, 2003 from the three months ended June 30, 2002. This is attributable to the decrease in software maintenance contract dollar amount in 2003.

Costs of revenue and expenses increased 116,852 or 19% during the three months ended June 30, 2003 versus the three months ended June 30, 2002. As discussed above, cost of revenue increased $82,194 due to the completion of 2 SI-3000 projects. General and administrative expenses increased $104,943 or 44% to $344,208 for the three months ended June 30, 2003 from $239,265 for the three months ended June 30, 2002. The judgment against the company by its landlord for breaking its lease of $160,313 was offset by the reduction in salaries and other payroll related expenses, travel expense, telephone expense and rent expense. Research and development have also contributed to the overall decrease in reducing consulting costs of ($62,273). Sales and Marketing increased $26,838 or 80% during the three months ended June 30, 2003 from the three months ended June 30, 2002. The addition of professional consulting and increased salary and other related payroll costs account for the increase for the three months ended June 30, 2003 versus the three months ended June 30, 2002. Depreciation expense decreased ($6,155) due to the lack of asset purchases in 2003. Also attributed to the decrease are the expenses related to the debentures incurred for the three months ended June 30, 2003 and 2002. Debenture expenses for the three months ended June 30, 2003 of $270,484 versus three months ended June 30, 2002 of $255,805 increased $14,679. Other income increased $43,374 due to refunds from overpayment from prior years.

The net loss for the Company increased $46,510 or 11% for the three months ended June 30, 2003 to ($478,199) from ($431,689) for the three months ended June 30, 2002. This was principally due to the increase in sales and marketing costs during the period.

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

The Company has total liabilities and contractual obligations of $2,824,634 as of June 30, 2003. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                         Payments Due by Period
                                         ------------------------------------------------------
Contractual Obligations                    Total          One Year or Less   More than One Year
                                         ----------          ----------          ----------
Due to Related Parties                   $   39,634          $   39,634          $        0
Notes Payable - Related Parties                   0                   0                   0
Convertible Debentures                    1,596,837           1,596,837                   0
Accounts Payable and Accrued
  Expenses                                1,188,163           1,188,163                   0
                                         ----------          ----------          ----------
Total Contractual Obligations            $2,824,634          $2,824,634          $        0
                                         ==========          ==========          ==========

Below is a discussion of our sources and uses of funds for the three months ended June 30, 2003 and 2002.

Net Cash Used In Operating Activities

Net cash used in operating activities for the six months ended June 30, 2003 and 2002 was ($389,596) and ($459,197), respectively. The decrease in cash used from operating activities in the six months ended June 30, 2003 versus 2002 of $69,601 was principally due to the decrease in net loss for the six months.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities six months ended June 30, 2003 and 2002 was ($39) and $4,925 respectively, reflecting a change of $4,886. This change is due to a reduction of restricted cash ended June 30, 2003 as compared to the same period prior year.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $390,014 and $61,153 for the six months ended June 30, 2003 and 2002, respectively, reflecting an increase of $328,861. This increase is primarily due to the issuance of convertible debentures in the amount of $500,000 net of issuance costs of $106,958.

Item 3. Control and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief
      Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

(b)   Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II. OTHER INFORMATION

The statements in this quarterly report, Form 10-QSB, that are not historical constitute "forward-looking statements". Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiary to be materially different from any future results, performances or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

Item 1. Legal Proceedings

None during the period ending June 30, 2003.

On September 30, 2003, a judgment was entered against the Company by Primezone, Inc in the amount of $3,134.50. The Company satisfied the judgment on October 9, 2003.

On October 16, 2003, in the Court of Common Please of Bucks County Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The company intends to negotiate a settlement.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 10, 2003, DDSI issued three convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 10%. These debentures are due January 10, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

During February 2003, $1,000 of the convertible debentures issued in December 2001 was converted into 2,857,142 shares of common stock.

On February 27, 2003, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due February 27, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

In March 2003, $1,600 of the convertible debentures issued in December 2001 was converted into 8,000,000 shares of common stock. Additionally, accrued interest relating to the note dated May 2001 was converted into an additional 1,820,634 shares of common stock.

In April 2003, $1,600 of the convertible debentures issued in December 2001 was converted into 8,000,000 shares of common stock. Additionally, liquidated damages relating to these notes were converted into an additional 6,000,000 shares of common stock.

In April 2003, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due March 31, 2004. Interest payable on the Debentures shall be paid quarterly commencing May 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

In May 2003, $1,600 of the convertible debentures issued in December 2001 was converted into 8,000,000 shares of common stock. Additionally, liquidated damages relating to these notes were converted into an additional 4,450,000 shares of common stock.

During June 2003, $1,093 of the convertible debentures issued in December 2001 were converted into 5,468,010 shares of common stock, while 1,011,250 shares of common stock were converted for liquidated dames relating to these notes.

On October 1, 2003, we entered into a Securities Purchase Agreement, with three accredited investors, that provides for the issuance of convertible notes payable up to an aggregate face value of $300,000 and warrants to acquire up to an aggregate 2,100,000 shares of our common stock. The agreement provides for the funding of the notes in three tranches, of which the first, amounting to $165,000 with 1,155,000 warrants were issued on October 1, 2003. On the final business day of each of the three (3) months beginning in October 2003 and ending in December 2003, the Company will issue and sell to the investors an aggregate of $45,000 principal amount of convertible notes and warrants to purchase an aggregate of 315,000 shares.

The convertible notes are due one year from the date of issuance. Interest payable on the convertible notes shall be paid quarterly commencing December 30, 2003. The holders shall have the right to convert the principal amount and interest due under the convertible notes into shares of DDSI's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The warrants have an exercise price of $0.005 and expire on September 30, 2008.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)   Exhibits.

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302:

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350:

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIGITAL DESCRIPTOR SYSTEMS, INC.
                                               (Registrant)



      Date:  February 11, 2004         By:  /s/ ANTHONY SHUPIN
                                           -------------------------------------
                                           Anthony Shupin
                                           (President, Chief Executive Officer,
                                           Acting Chief Financial Officer
                                           and Director)