Form 10QSB
period 2003-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2004-02-11
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          [X] Quarterly Report Pursuant
                            to Section 13 or 15(d) of
                           the Securities Exchange Act
                                     of 1934

                For the quarterly period ended September 30, 2003

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


    2150 Highway, Suite 250, Sea Girt,                          NJ 08750
(Address of principal executive offices)                       (Zip Code)

        Registrant's Telephone number, including area code: 732-359-0260

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

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

            Balance  Sheets at September 30, 2003  (Unaudited)  and December 31,
      2002

            Statemt 18 0 ents of Operations for the three and nine months ended September 30, 2003 and 2002 (Unaudited)

            Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)

            Notes to Financial Statements - September 30, 2003 (Unaudited)

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

      Item 3. Defaults Upon Senior Securities:


      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION

      ITEM I. FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                            September 30     December 31
                                                                2003           2002
                                                             ----------      ----------
                                                             (Unaudited)
Assets
Current assets:
   Cash                                                      $    5,375      $   15,439
   Restricted cash                                                  617             680
  Accounts receivable, less allowance for uncollectible
      accounts of $13,441 (unaudited) and $117,560 in
      2003 and 2002, respectively                               124,165          28,491
   Inventory                                                         --           8,550
   Prepaid expenses                                              58,740         153,047
   Debt discount and deferred financing costs                   188,576          95,625
                                                             ----------      ----------
Total current assets                                            377,473         301,832

   Furniture and Equipment, net                                      --          12,158
    Deposits and other assets                                        --          24,395
                                                             ----------      ----------
Total assets                                                 $  377,473      $  338,385
                                                             ==========      ==========

Liabilities and Shareholders' Deficiency
Current liabilities:
   Accounts payable                                          $  311,535      $  391,067
   Accrued expenses                                             233,730         118,493
   Accrued interest                                             275,110         145,333
   Accrued payroll taxes                                             --          84,848
   Due to officers and directors                                 60,390              --
   Deferred income                                              407,126         545,724
   Current portion of equipment loan                              4,130           7,289
   Convertible debentures                                     1,596,837       1,103,732
                                                             ----------      ----------
Total current liabilities                                     2,888,858       2,396,486

   Equipment Loan, Net of Current Portion                            --          12,766
                                                             ----------      ----------
Total liabilities                                            $2,888,858      $2,409,252
                                                             ----------      ----------

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                   September 30       December 31
                                                                       2003               2002
                                                                   ------------       ------------
(Unaudited) Shareholders' deficiency:
   Preferred Stock, $.01 par value, authorized shares -
     1,000,000; issued and outstanding - none                                --                 --
   Common Stock, $.001 par value, authorized shares -
     150,000,000; issued and outstanding shares - 111,137,789
     and 61,351,387 at June 30, 2003 and December 31, 2002,
     respectively                                                       111,137             61,351
   Additional paid-in capital                                        17,282,227         16,909,886
   Accumulated deficit                                              (19,904,749)       (19,042,104)
                                                                   ------------       ------------
Total shareholder's deficiency                                       (2,511,385)        (2,070,867)
                                                                   ------------       ------------
Total liabilities and shareholders' deficiency                     $    377,473       $    338,385
                                                                   ============       ============

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended                     Nine Months Ended
                                                          September 30       September 30        September 30        September 30
                                                              2003                2002                2003               2002
                                                         -------------       -------------       -------------       -------------
Revenues:
   Software                                              $       1,500       $     386,448       $     148,173       $     439,390
   Hardware                                                         --              36,022              55,177              63,984
   Maintenance                                                  88,396             139,877             293,537             454,469
   Other                                                         2,910              11,545              66,955              30,208
                                                         -------------       -------------       -------------       -------------
                                                                92,806             573,892             563,842             988,051

Costs and expenses:
   Cost of revenues                                             22,422             294,847             141,530             376,860
   General and administrative                                   85,295             212,808             593,974             723,373
   Sales and marketing                                          33,295              18,268             152,472              75,505
   Research and development                                      4,397              16,716              38,035             168,091
   Depreciation and amortization                                   349               3,103               6,097              21,318
   Interest and amortization of
       deferred debt costs                                     202,508             257,240             556,251             772,809
   Other (income) expense, net                                      --                  (7)            (61,872)            (24,302)
                                                         -------------       -------------       -------------       -------------
                                                               348,266             802,975           1,426,487           2,113,654
                                                         -------------       -------------       -------------       -------------

           Net loss                                      $    (255,460)      $    (229,083)      $    (862,645)      $  (1,125,603)
                                                         =============       =============       =============       =============

Net loss per common share                                $       (0.00)      $       (0.00)      $       (0.01)      $       (0.02)
                                                         =============       =============       =============       =============
 (basic and diluted)

Weighted average number of common shares outstanding:
    Basic and diluted                                      110,126,539          55,297,784          91,021,784          55,297,784
                                                         =============       =============       =============       =============


    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                      September 30       September 30
                                                                           2003              2002
                                                                       -----------       -----------
Cash flows from operating activities:
Net loss                                                               ($  862,645)      ($1,125,603)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                          6,096            21,318
      Provision for doubtful note receivable - former officer                   --                --
      Compensation expense in connection with issuance
          of  Common Stock                                                      --                --
      Common stock issued for services                                          --            14,400
      Amortization of deferred financing costs and debt discounts related to the issuance of warrants and the beneficial
          conversion feature of convertible debentures                     426,050           684,201
     Gain on disposal of fixed assets                                       (6,833)               --
     Changes in operating assets and liabilities:
      Accounts receivable                                                  (95,674)          100,128
      Inventory                                                              8,550            (8,333)
      Prepaid expenses, deposits and other assets                          118,701           106,858
      Advances - Employees                                                      --          (200,716)
      Accounts payable                                                     (79,533)          (49,710)
      Accrued expenses                                                     248,204
                                                                                              55,323
      Accrued payroll and related withholdings                             (84,848)          289,247
      Due to officers and directors                                         60,390                --
     Deferred income                                                      (138,598)         (356,675)
                                                                       -----------       -----------
Net cash used in operating activities                                     (400,141)         (469,562)

Cash flows from investing activities:

   Decrease in restricted cash                                                  63             4,918
                                                                       -----------       -----------
Net cash provided by investing activities                                       63             4,918

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures, net
         of issuance costs of $106,958 in 2003 and $37,750
       in 2002                                                             393,042           137,250
   Repayment of equipment loan                                              (3,028)           (5,402)
                                                                       -----------       -----------
Net cash provided by financing activities                                  390,014           131,848
                                                                       -----------       -----------
Net decrease in cash                                                       (10,064)         (332,796)
Cash at beginning of period                                                 15,439           435,661
                                                                       -----------       -----------
Cash at end of period                                                  $     5,375       $   102,865
                                                                       ===========       ===========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                Nine Months Ended

                                                                                    September 30  September 30
                                                                                        2003          2002
                                                                                      --------      --------
Supplemental disclosure of cash flow information:

  Cash paid during the period for:                                                    $    474      $  3,694
                                                                                      ========      ========
      Interest
      Income taxes                                                                    $     --      $     --
                                                                                      ========      ========

Supplemental disclosure of non-cash investing and financial activities:

Conversion of debentures in common stock                                              $  6,895      $ 51,640
                                                                                      ========      ========

Debt discount relating to the issuance of warrants and the                            $393,042      $     --
   Beneficial conversion factors of convertible debt                                  ========      ========


Conversion of liquidated damages in common stock                                      $  3,191      $     --
                                                                                      ========      ========

Theequipment loan payable was reduced by $12,896 in May 2003 when the Company returned two vehicles

   The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003

1.  BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended September 30, 2003 and 2002. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2.  BASIS OF PRESENTATION

The financial statements and disclosures included herein as of and for the three and nine months ended September 30, 2003 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 2, 2003 DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due March 31, 2004. Interest payable on the Debentures shall be paid quarterly commencing June 30, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

In April 2003, $1,600 of the convertible debentures issued in December 2001 was converted into 8,000,000 shares of common stock.

In May 2003, $1,600 of the convertible debentures issued in December 2001 was converted into 8,000,000 shares of common stock. .

During June 2003, $1,093 of the convertible debentures issued in December 2001 were converted into 5,468,010 shares of common stock.

5. EQUITY TRANSACTIONS

The Company defaulted on its debt and pursuant to the agreement dated December 2001, a portion of the damages were paid in company stock as follows:

In April 2003 liquidated damages relating to notes issued in December 2001 were converted into 6,000,000 shares of common stock.

In May 2003, liquidated damages relating to notes issued in December 2001 were converted into 4,450,000 shares of common stock.

In June 2003, 1,011,250 shares of common stock were issued for liquidated damages relating to notes issued in December 2001.

6. RELATED PARTY TRANSACTIONS

A director of the Company provided consulting services during 2003. For the nine months ended September 30, 2003, the services amounted to $11,900. As of September 30, 2003, the company owes the director $44,900 with no repayment terms.

The Company also owes the former chief executive officer of the Company $15,490 at September 30, 2003 for back payroll and sundry expenses with no repayment terms.

7. SUBSEQUENT EVENTS

On September 30, 2003, a judgment was entered against the Company by Primezone, Inc in the amount of $3,134.50. The Company satisfied the judgment on October 9, 2003.

On October 1, 2003, DDSI issued three convertible debentures for an aggregate amount of $300,000, with simple interest accruing at the annual rate of 12%. The debentures are due October 1, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 30, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date. The debenture holders also received warrants to purchase 2,100,000 shares at an exercise price of $0.005 per share anytime before September 30, 2008.

On October 16, 2003, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expenses at September 30, 2003.

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

General

Financial Condition

We had net losses of $862,645 and $1,125,603 during the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, we had a cash balance in the amount of $5,375 and current liabilities of $2,888,858, including obligations of $60,390 and $1,596,837 to officers and convertible debenture holders, respectively. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal years 2003 and 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30 2002

Revenues for the nine months ended September 30, 2003 of $563,842 decreased $424,209 or 43% from the nine months ended September 30, 2002. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The overall decrease in the Company's revenue is attributed to two major factors: a decrease in software maintenance contract dollar amounts and recognition of a large SI-3000 project. Maintenance revenues decreased by $160,932 or 35% from the nine months ended September 30, 2002. In the third quarter of 2002, DDSI recognized approximately $366,000 in SI-3000 completed projects. There remains one SI-3000 project with anticipated completion date before the end of 2003. Software, hardware and installation combined sales decreased by $263,277 or 49% during the nine months ended
September 30, 2003. Cost of revenues decreased $235,330 or 62% due to the decrease in SI-3000 projects and was reduced to 25% of total revenues from 38% in the same period a year earlier.

Costs and  expenses  decreased  $687,167  or 33%  during the nine  months  ended
September 30, 2003 versus the nine months ended September 30, 2002. Cost of revenue decreased ($235,330), interest and amortization of deferred debt cost decreased by ($216,558), depreciation expense decreased ($15,221), general and administrative operating costs decreased ($129,399), sales and marketing costs increased $76,967 and research and development costs decreased ($130,056) and there was an increase in other income for $37,570 for the nine months ended September 30, 2003. The decrease is due primarily to the cost containment efforts of the Company.

General and Administrative expenses for the nine month period ending September 30, 2003 was $593,974 versus $723,373 for the same period prior year for a decrease of $129,399 or 18%. This decrease was mainly attributable to a decrease in salaries and related payroll expenses of ($217,054), consulting fees of ($14,400) for services paid in stock, professional services of ($9,108), travel expense of ($19,658), telephone expense of ($18,946), vehicle expense of ($9,255) and miscellaneous items for ($9,734). There was an increase in filing fees of $8,443 and the judgment against the company for $160,313 (net of rent deposit) for breaking its lease that offset the decrease.

Sales and marketing department expenses increased $76,967 or 102% for the nine months ended September 30, 2003 from $75,505 (2002) to $152,472 (2003). This was primarily due to the addition of a sales consultant to fill the void of the reduced sales staff in the amount of $57,490, an increase in salaries, commissions, benefits and payroll taxes in the aggregate of $35,958, a decrease in trade show expenses of ($4,169), travel of ($5,508), advertising of ($6,440) and miscellaneous items for ($364).

Research and development the nine months ended September 30, 2003 was $38,035 compared to $168,091 for the same period prior year for a decrease of $130,056 or 77%. This is due in part to a decrease in research and development consulting costs of ($119,772) and support line of ($3,300), computer related expenses a decrease of ($1,605) and an increase of miscellaneous expenses of $1,450. Also contributing to the overall decrease was the decline in salaries, benefits and payroll taxes in the aggregate of ($6,829). In keeping with the goal to streamline costs yet achieve a working product the Company is re-evaluating its' current development strategy and resources resulting in a cutback of expenses. The net loss for the Company decreased 23% for the nine months ending September 30, 2003 to ($862,645) from ($1,125,603) for the nine months ending September 30, 2002. This was principally due to the decrease in expenses and debentures incurred during the period.

Three Months September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues for the three months ended September 30, 2003 of $92,806 versus three months ended September 30, 2002 of $573,892 decreased $481,086 or 84%. As indicated above, the Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue is attributed to the completion of an SI-3000 project. Maintenance decreased by $51,481 or 37% from the three months ended September 30, 2002 due to a decrease in maintenance contract dollar amount. Cost of revenues for the three months ended September 30, 2003 of $22,422 versus the three months ended September 30, 2002 of $294,847 decreased $272, 425 or 92%. This is attributable to the decline of SI-3000 sales and related SI-300 costs. Cost of revenues consisted of 24% of total revenue for 2003, whereas cost of revenues in 2002 consisted of 51% of total revenue.

Costs and expenses decreased $454,709 or 57% during the three months ended September 30, 2003 versus the three months ended September 30, 2002. As indicated above, the cost of revenue was reduced by ($272,425) due to no SI-3000 activity in the three months ended September 30, 2003, unlike the three months ended September 30, 2002. General and administrative expenses were reduced overall by ($127,513) due to the decline in salaries, benefits and payroll taxes. The development and research department also contributed to the bottom line by reducing consulting costs of ($12,319). The sales department had an increase of $15,027 due to the increase of professional consulting, salaries and other related expenses. Also factoring into the overall reduction of expenses is the decrease in costs related to the debentures of ($54,732) and depreciation expense of ($2,754) for the three months ended September 30, 2003 versus the three months ended September 30, 2002. Other income decreased by $7 for the three months ended September 30, 2003 as compared to the same period from the prior year.

The net loss for the Company increased $26,377 or 12% for the three months ending September 30, 2003 to ($255,460) from ($229,083) for the three months ending September 30, 2002. This was primarily due to the decrease in sales offset by a reduction of operating costs during the period.

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

The Company has total liabilities and contractual obligations of $2,888,858 as of September 30, 2003. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                         Payments Due by Period
                                         ------------------------------------------------------
Contractual Obligations                    Total          One Year or Less   More than One Year
                                         ----------          ----------          ----------
Due to Related Parties                   $   60,390          $   60,390          $        0
Notes Payable - Related Parties                   0                   0                   0
Convertible Debentures                    1,596,837           1,596,837                   0
Accounts Payable and Accrued Expenses     1,231,631           1,231,631                   0
                                         ----------          ----------          ----------
Total Contractual Obligations            $2,888,858          $2,888,858          $        0
                                         ==========          ==========          ==========

Below is a discussion of our sources and uses of funds for the three months ended September 30, 2003 and 2002.

Net Cash Used In Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was ($400,141) and ($469,562), respectively. The decrease in cash used from operating activities in the nine months ended September 30, 2003 versus 2002 of $69,421 was principally due to the decrease in net loss for the nine months.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities nine months ended September 30, 2003 and 2002 was $63 and $4,918 respectively, reflecting a change of $4,855. This change is due to a reduction of restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $390,014 and $131,848 for the nine months ended September 30, 2003 and 2002, respectively, reflecting an increase of $258,166. This increase primarily is due to the receipt of proceeds from issuance of convertible debentures in the amount of $500,000 net of issuance costs of $106,958.

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

Item 1. Legal Proceedings

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

In April, DDSI issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due March 31, 2004. Interest payable on the Debentures shall be paid quarterly commencing May 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

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

On October 1, 2003, we entered into a Securities Purchase Agreement, with three accredited investors, that provides for the issuance of convertible notes payable up to an aggregate face value of $300,000 and warrants to acquire up to an aggregate 2,100,000 shares of our common stock. The agreement provides for the funding of the notes in three tranches, of which the first, amounting to $165,000 with 1,115,000 warrants were issued on September 30, 2003. On the final business day of each of the three (3) months beginning in October 2003 and ending in December 2003, the Company will issue and sell to the investors an aggregate of $45,000 principal amount of convertible notes and warrants to purchase an aggregate of 315,000 shares.

The convertible notes are due one year from the date of issuance. Interest payable on the convertible notes shall be paid quarterly commencing December 30, 2003. The holders shall have the right to convert the principal amount and interest due under the convertible notes into shares of DDSI's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.01 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The warrants have an exercise price of $0.005 and expire on September 30, 2008.

Item 3. Defaults Upon Senior Securities

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