Form 10KSB
period 2003-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2004-04-21
CIK 927454

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549

                                   FORM 10-KSB
        (MarkOne)
         |X| ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2003.

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ____________

                         Commission file number 0-26604

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                 (Name of small business issuer in its charter)

          Delaware                                    23-27700048
-------------------------------                  ------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2150 Highway 35, Suite 250, Sea Girt, New Jersey            08750
(Address of principal executive offices)                  (Zip Code)

Registrant's Telephone number, including area code: (732) 359-0260
                                                    --------------

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

The issuer had revenues of $650,650 for the fiscal year ended December 31, 2003.

As of April 14, 2004 145,958,423 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on December 31, 2003 was approximately $115,958.42 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format        Yes |_|   No |X|

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

OUR BUSINESS

      DDSI develops, assembles, markets and installs computer systems which capture video, digitally captured images and scanned images, digitize the image, link the digitized images to text/data and store the image and text on a computer database which allows for transmitting the image and text by computer or telecommunication links to remote locations.

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

      Heightened sensitivity since 9/11 has caused an increase in awareness for software and hardware programs related to digital identification. This awareness is causing more resources to be allocated to the development of technologies in this field. DDSI has a strong focus on developing, integrating or reselling products to its client base as well as new markets.

      While the majority of DDSI's sales are one time software based sales, DDSI does offer maintenance and support for their products. On a historical basis, DDSI has generated approximately $495,622 on an annual basis, or $1,486,865 over the past three years from these services. Year to year, Service revenue generally accounts for an average of 41% of total revenue.

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

COMPU-CAPTURE(R) 32SQL

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

COMPU-CAPTURE(R) ACTIVEX32SQL

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

      The FMS performs its matching, storage and capturing functions under the FBI approved AINSI-NIST and NCIC 2000 regulations and the Compu-Capture(R) and Compu-Scan 3000 can be integrated with this software. Since it is completely scalable (from 500 to 500,000 files), DDSI can offer it for large national databases such as voter registration, driver,s license or national security identification systems or to small jails.

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

      DDSI employs one (1) full-time employee in sales, marketing or sales management. Leads are generated and followed up by the salesmen, who sell directly to the end user. The employees also work with sales employees of other vendors in making sales calls and proposals.

      Additionally, DDSI markets its Law Enforcement products through vendors of compatible software applications.

CUSTOMERS

      DDSI maintains a continuing relationship with its customers based upon support services and periodic upgrades of the Compu-Capture(R) line and Compu-Sketch(R) software. Although the major revenue-generating event is the initial installation and any significant expansion of that installation, the annual sales of maintenance support services, which DDSI performs subsequent to the installation, generates approximately 41% of the installed software license fee.

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

SALES BY GEOGRAPHIC AREA

      During the fiscal years ended December 31, 2003, 2002, and 2001, 99.9%, 99.9%, and 89%, respectively, of DDSI's revenues have been from domestic customers. Foreign sales for 2003, 2002, and 2001 were $4,927, $5,598, and $70,856, or an aggregate for these years of approximately $81,381.

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

SUPPLIERS

      DDSI's hardware is compatible with the IBM AS400 and other mainframe and mini computer manufacturers. The peripheral equipment used in connection with DDSI's system, such as video equipment, can be provided with a wide range of manufacturers. As a result DDSI is not dependent on any particular supplier or raw material.

GOVERNMENT REGULATION OR GOVERNMENT APPROVAL

      Most law enforcement agencies purchasing new or upgraded or expanded systems require that the system meet the requirements of NCIC2000, ANSI-NIST standards and standards issued by the National Crime Information Commission and by the FBI. All DDSI products and solutions were required to meet these requirements.

RESEARCH AND DEVELOPMENT

      DDSI spent $38,668 in 2003, $177,033 in 2002 and $383,217 in 2001 for a
total of $598,918 on pure research and development in the last three years. This amount includes $297,471 spent on outside sources for assistance with Research & Development projects. None of these costs have been borne directly by our customers.

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

OTHER EVENTS

      On October 6, 2003, Mr. Michael J. Pellegrino resigned as President and Chief Executive Officer of the Company and was named Chairman of the Board of Directors. Mr. Anthony Shupin was named President and Chief Executive Officer.

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

EMPLOYEES

      DDSI employs a total of 4 full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

      DDSI operates from a single location. In May 2000, DDSI entered into a five-year operating lease for its office facility. The office facility was located at 446 Lincoln Highway, Fairless Hills, PA.19030, and originally contained 5,900 square feet of office space. In July 2002, DDSI downsized the leased space to 4,460 square feet. In August of 2003 the Company abandoned this office space. (See Legal Proceedings) The Company now operates at 2150 Highway 35, Sea Girt New Jersey on a six month lease which ends in May, 2004. The Company has not decided whether to renew this lease for another six months. Future minimum lease commitment in connection with this lease is $4,720.


ITEM 3.  LEGAL PROCEEDINGS

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

      On September 30, 2003 a judgment was entered against the Company by its vendor, Primezone, Inc. in the amount of $3,134.50. The Company satisfied the judgment on October 9, 2003.

      On October 16, 2003, in the Court of Common Please of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expense at December 31, 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      DDSI's common stock has been quoted on the OTC:BB since July 7, 1997 under the symbol "DDSI". As of November 4, 1999 DDSI's shares traded on the pink sheets; however, DDSI returned to trading on the OTC Bulletin Board effective February 23, 2001. The following table set forth, the high and low bid prices for the common stock for the quarters indicated. As of December 31, 2003 there were approximately 2,800 shareholders of record. The source of the quotes is AOL Ticker and Nasdaq Charts.

                                                              Common Stock
                                                               Bid Price
                                                               ---------
Calendar Year 2000                                         Low          High
---------------------------
First Quarter                                              $0.21        $0.48
Second Quarter                                             $0.25        $0.39
Third Quarter                                              $0.21        $0.35
Fourth Quarter                                             $0.06        $0.22

Calendar Year 2001                                         Low          High
---------------------------
First Quarter                                              $0.12        $0.40
Second Quarter                                             $0.12        $0.20
Third Quarter                                              $0.06        $0.19
Fourth Quarter                                             $0.03        $0.28

Calendar Year 2002                                         Low          High
---------------------------
First Quarter                                              $0.009       $0.01
Second Quarter                                             $0.006       $0.011
Third Quarter                                              $0.004       $0.004
Fourth Quarter                                             $0.0021      $0.003

Calendar Year 2003                                         Low          High
---------------------------
First Quarter                                              $0.0003      $0.0032
Second Quarter                                             $0.0004      $0.005
Third Quarter                                              $0.001       $0.0026
Fourth Quarter                                             $0.0001      $0.002


      As of December 31, 2003, there were approximately 115,958,423 shares of common stock issued and outstanding.


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

      During February 2003, $1,000 of the convertible debentures issued in March 2001 were converted into 2,857,142 shares of common stock.

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

      In March 2003, $1,600 of the convertible debentures issued in March 2001 were converted into 8,000,000 shares of common stock. In addition, liquidated damages relating to the convertible debentures issued in December 2001 were converted into 6,000,000 shares of common stock.

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

      In April 2003, $1,130 of the convertible debentures issued in March 2001 were converted into 5,650,000 shares of common stock. Also in April $470 of the convertible debentures issued in September 2001 were converted into 2,350,000 of common stock. In addition, liquidated damages relating to the convertible debentures issued in December 2001 were converted into 6,000,000 shares of common stock.

      During May 2003, $1,600 of the convertible debentures issued in September 2001 were converted into 8,000,000 shares of common stock. Additionally, liquidated damages relating to the convertible debentures issued in December 2001 were converted into 4,450,000 shares of common stock.

      In June 2003, $1,093 of the convertible debentures issued in September 2001 were converted into 5,468,010 shares of common stock. Additionally, 1,011,250 shares of common stock were issued for liquidated damages relating to notes issued in December 2001.

      On October 1, 2003, we entered into a Securities Purchase Agreement, with two accredited investors, that provides for the issuance of convertible notes payable up to an aggregate face value of $300,000 and warrants to acquire up to an aggregate 2,100,000 shares of our common stock. The agreement provides for the funding of the notes in three tranches, of which the first, amounting to $165,000 with 1,115,000 warrants were issued October 1, 2003. On the final business day of each of the three (3) months beginning in October 2003 and ending in December 2003, the Company will issue and sell to the investors an aggregate of $45,000 principal amount of convertible notes and warrants to purchase an aggregate of 315,000 shares.

      The convertible notes are due one year from the date of issuance. Interest payable on the convertible notes shall be paid quarterly commencing December 30, 2003. The holders shall have the right to convert the principal amount and interest due under the convertible notes into shares of DDS's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.01 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The warrants have an exercise price of $0.005 and expire on September 30, 2008.

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

PLAN OF OPERATIONS

The short-term objective of DDSI is the following:

      o The short-term objective of DDSI is to continue to expand the sale and acceptance of its core solutions by offering new and synergistic biometric (a measurable, physical characteristic or personal behavioral trait used to recognize the identity, or verify the claimed identity, of an individual) (i.e. FMS) security products to its installed base in the criminal justice market. DDSI's objective is to expand with these, and additional products, into much larger commercial and federal markets.

DDSI is also adding additional product lines as a Value Added Reseller. Technologies related to DDSI's core business can bring additional cashflow with relatively small internal development capital outlay.

DDSI's long-term objective is as follows:

      o To seek additional products to sell into its basic business market - Criminal Justice - so that DDSI can generate sales adequate enough to allow for profits. New products include biometric devices such as FMS (Fingerprint Matching System) and our integrated digital image and fingerprint package, Identify on Demand.

      DDSI believes that it will not reach profitability until the year 2005. Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet DDSI's liabilities and commitments as they become payable. DDSI has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. If DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. A recent financing has been obtained and the underlying shares are being registered in this registration statement (see "Selling Shareholders" and "Recent Financing" on page 40).

      DDSI is doing the following in its effort to reach profitability:

      o     Cut costs in areas that add the least value to DDSI.

      o Derive funds through investigating business alliances with other companies who may wish to license the FMS SDK (software developer's kit).

      o Increase revenues through the introduction of Compu-Capture(R), specifically towards kindergarten through twelfth grades, for the creation of ID cards.

      o Increase revenues through the introduction of a scaled down version of our Compu-Capture(R) product.

      o Increase revenues through the addition of innovative technologies as a Value Added Seller.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Revenues for the year ended December 31, 2003 of $650,650 decreased $562,539 or 46% from the year ended December 30, 2002. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in DDSI's revenue is attributed to discontinued sales of the SI-3000 product line at the end of the first quarter in 2001. SI-3000 products' largest revenue impact was in software sales. These revenues are included in deferred revenue until the job has been completed and "signed-off" by the client. Once that job is completed, revenue is then recognized on the income statement. During 2003, DDSI recognized revenue of $134,426 from software sales and software maintenance agreements from previous installations of SI-3000. Maintenance revenues decreased $222,098 or 38% from the year ended December 31, 2002 primarily due to a decrease in DDSI's customer base and contract dollar amount.

      Cost of revenue for the period ended December 31, 2003 was $87,728 a decrease of $343,108 or 80% from the same period, prior year. The decrease was attributable to the decrease in SI-3000 projects. Cost of revenue sold as a percentage of revenue for the period ended December 31, 2003 was 13% of total revenues, versus 36% in the same period a year earlier.

      Costs and expenses decreased $772,798 or 28% during the year ended December 31, 2003 versus the year ended December 31, 2002. The decrease is due primarily to the cost containment efforts of DDSI. All facets of DDSI experienced decreases in expense for the year ended December 31, 2003 versus the year ended December 31, 2002.

      General and Administrative expenses for the year ending December 31, 2003 were $742,982 versus $946,934 for the same period prior year for a decrease of $203,952 or 22%. This decrease was mainly attributable to a decrease in salaries and related payroll expenses of ($226,462), a decrease in telephone expense ($24,668), a reduction in travel and entertainment expense of ($23,943), a decrease in vehicle expense of ($14,719), a reduction in professional fees of ($16,143), a reduction in rent of ($33,574) and a decrease in miscellaneous expenses of ($24,756). The offset to the decreases in expenditures is due to a judgment against the Company of $160,313 (net of rent deposit) for breaking its lease.

      Sales and Marketing expenses decreased $16,426 for the year ended December 31, 2003 from $188,188 (2002) to $171,762 (2003) or a 9% decrease. This decrease was mainly attributable to a decrease in travel expenses of ($5,255), a decrease in advertising costs of ($7,478), a reduction in trade show expenses of ($3,225) and a decrease in miscellaneous expenses of ($468).

      Research and development for the year ended December 31, 2003 was $38,668 compared to $177,033 for the same period prior year for a decrease of $138,365, which was due in part to a decrease in research and development consulting costs of ($114,107). Also contributing to the overall decrease was the decline in salaries, benefits and payroll taxes in the aggregate of ($19,119), temporary help by ($4,475) and miscellaneous items of ($664).

      The net loss for DDSI decreased 14% for the year ended December 31, 2003 to ($1,306,857) from ($1,517,116) for the year ended December 31, 2002. This was principally due to the decrease in expenses during the year.

      Net cash used in operating activities for the year ended December 31, 2003 and 2002 was ($564,441) and ($555,040), respectively. The increase in cash used by operating activities in the year ended December 31, 2003 of $9,400 was principally due to the increase in sales expense.

      Net cash provided by (used in) investing activities for the year ended December 31, 2003 and 2002 was $87 and $5,289 respectively, reflecting a change of $5,202. This change is due to the reduction of restricted cash for the year ended December 31, 2003 as compared to the same period prior year.

      Net cash provided by financing activities was $600,179 and $129,528 for the year ended December 31, 2003 and 2002, respectively, reflecting a decrease of $470,651. This decrease was principally due to an increase in proceeds from issuance of convertible debenture.

LIQUIDITY AND CAPITAL RESOURCES

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

DECEMBER 31, 2003

      At December 31, 2003, DDSI had assets of $553,946 compared to $338,385 on December 31, 2002 an increase of $215,561 and shareholder deficiency of ($2,605,403) on December 31, 2003 compared to shareholder deficiency of ($2,070,867) on December 31, 2002, a decrease of ($534,536). This decrease in shareholder deficiency for the year ended December 31, 2003 resulted from the net loss for the year ended December 31, 2003 of ($1,306,857), offset by the issuance of Common Stock and the debt discounts related to the issuance of convertible debentures.

      As of December 31, 2003, DDSI had a negative working capital of $2,607,133, a change of $512,479 from a negative working capital of $2,094,654 at December 31, 2002. The increase in negative working capital was a result of an increase in cash balances of $35,738, a decrease in inventory of ($8,550), an increase of accounts receivable of $107,838, a reduction in prepaid expenses of ($89,447), an increase in debt discount and deferred financing cost asset of $204,805, a decrease in accounts payable of $176,296, an increase in accrued expenses of ($310,569), a decrease in deferred income of $162,846, a decrease in the equipment loan of $7,289 and an increase in convertible debentures of ($743,105).

ITEM 7.  FINANCIAL STATEMENTS

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      DDSI replaces WithumSmith+Brown, P.C.

               WithumSmith+Brown, P.C. were previously the independent auditors for Digital Descriptor Systems, Inc. (the "Registrant"). On March 5, 2004 WithumSmith+Brown, PC was replaced as independent auditors and Rosenberg Rich Baker Berman & Company were engaged as independent auditors. The decision to change was based on financial considerations and was approved by the audit committee and the full Board of Directors of the Registrant.

               The audit reports of WithumSmith+Brown, P.C. on the financial statements of Digital Descriptor Systems, Inc. as of and for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports were modified with respect to the Company's ability to continue as a going concern.

               During the Registrant's two most recent fiscal years ended December 31, 2001, and the period ending December 31, 2002, there were no disagreements between the Registrant and WithumSmith+Brown, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of WithumSmith+Brown, P.C. would have caused WithumSmith+Brown, P.C. to make reference to the matter in their report.

               There were no other "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K occurring within the Registrant's two most recent fiscal years and the subsequent interim period ending February 4, 2004.

               During the Registrant's two most recent fiscal years ended December 31, 2001 and the subsequent interim period through December 31, 2002, the Registrant did not consult with WithumSmith+Brown, P.C. regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulations S-K

ITEM 8A. CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the year ended covered by this Report or from the end of the reporting period to the date of the 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         On October 6, 2003, The Board of Directors approved a restructuring of the management of the Company. Mr. Pellegrino resigned as CEO and President and was named Chairman of the Board of Directors. Mr. Anthony Shupin was named CEO and President and remains as a Director of the Company.

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

         DDSI's current officers and directors consist of the following persons:

Name                       Age     Position with Company
----                       ---     ---------------------

Robert Gowell              36      Director
Michael Pellegrino         55      Chairman & Director
Anthony Shupin             49      Director, Chief Executive Officer, President
                                   and Chief Financial Officer
Vincent Moreno             61      Director

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

         Anthony Shupin was appointed to CEO and President of DDSI on October 6, 2003. His affiliation with DDSI began as a member of the Board of Directors in January, 2002. His experience includes over 20 years of executive management, sales and marketing management and project and program management with technology computing, aerospace and professional services companies. Prior to DDSI, Mr. Shupin served in several capacities in the Technology and Management Consulting field. He founded TSHUPIN AND ASSOCIATES, a management consulting firm focused on assisting clients in the areas of Sales and Marketing, New Business Start-Up, Operational Analysis and Business/Technology Synchronization. At DELOITTE CONSULTING, he directed activities as a Business Development Executive in the Communications and Media practice. Mr. Shupin's background also includes a role as Director of International Business Development at the world's first commercial satellite aerospace company. EOSAT, a Hughes/Lockheed Martin joint venture was acquired by SPACE IMAGING, L.P., a Lockheed/Raytheon joint venture in 1996 and is the leading provider of high resolution satellite imagery. His career there included responsibilities developing, managing and directing the $100 million global sales channel network of six international offices, 100+ worldwide distributors and over 16 international satellite data reception stations. Management and Sales positions at WANG LABORATORIES and XEROX CORPORATION round out his early career profile.

         A graduate of COLBY COLLEGE, Waterville, Maine, Mr. Shupin has extended his education at RUTGERS UNIVERSITY, COOK COLLEGE in Geographic Information Systems and Remote Sensing training as well as Business Management training at Xerox, Wang and Deloitte Consulting. He has been an invited speaker at various international symposiums and has published articles regarding market analysis and access, education and technical assessment.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes the compensation earned and paid by DDSI to each Officer and to all Executive Officers as a group for services rendered in all capacities during the year ended December 31, 2003:

                           SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                          Annual Compensation                              Awards          Payouts
    (a)              (b)       (c)            (d)         (e)         (f)         (g)         (h)         (i)
Name                                                     Other                Securities                  All
and                                                      Annual   Restricted  Underlying                 Other
Principal                                               Compen-      Stock     Options/      LTIP       Compen-
Position            Year     Salary         Bonus      sation($)    Award($)    Sar (#)    Payouts($)  sation ($)

Anthony Shupin      2003    $108,000           0           0           0           0           0           0
President & CEO
Michael J           2000    $109,000           0           0           0           0           0           0
Pellegrino          2001    $110,000           0           0           0           0           0           0
President & CEO*    2002    $115,000           0           0           0           0           0           0
Randy Hall**        2000    $ 70,000           0           0           0           0           0           0
    V/P             2001    $ 73,500           0           0           0           0           0           0
                    2002    $ 60,779           0           0           0           0           0           0

*Mr. Pellegrino resigned as President and Chief Executive Officer effective October 6, 2003. **Mr. Hall resigned as Vice President of Sales effective October 18, 2002.

Options/Sar Grants in Last Fiscal Year
--------------------------------------

                                      Number of        % of Total
                                      Securities       Options/SARS
                                      Underlying       Granted to
                                      Options/SARS     Employees in       Exercise or Base
Name                                  Granted          Fiscal Year        Price ($/Sh)       Expiration Date
------------------------------------------------------------------------------------------------------------
Michael J. Pellegrino, CFO            0                N/A                N/A                N/A
Randy Hall, VP Operations             0                N/A                N/A                N/A

Aggregated Option/Sar Exercises

         None exercised

EMPLOYMENT AGREEMENTS

         Anthony R. Shupin, President and Chief Executive Officer. Mr. Shupin was appointed as President and Chief Executive Officer effective October 6, 2003. In October 2003, DDSI entered into a two-year employment agreement with Mr. Shupin, which entitled him to a base salary of $108,000 per year, which may at the Board of Directors discretion adjust his base salary (but not below $108,000 per year). Mr. Shupin is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Shupin will be eligible to receive bonuses, based on performance, in any amount from 0% to 100% of the Base Salary. In addition, Mr. Shupin shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Plan, Mr. Shupin will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of DDSI. The Company may grant Mr. Shupin, following the first anniversary of the date hereof and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Shupin will be entitled to 20 vacations days per year at such times as may be mutually agreed with the Board of Directors. DDSI will provide Mr. Shupin a monthly car allowance of Four Hundred Dollars ($400.00) along with related car expenses.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth current information relating to the beneficial ownership of the common stock of DDSI by (i) each person owning beneficially more than 5 percent of the outstanding shares of common stock, (ii) each Director of DDSI and (iii) all Executive Officers and Directors of DDSI as a group: Percentage of beneficial ownership is based upon 145,958,423 shares of common stock outstanding at April 14, 2004.

                                       Beneficial Ownership
Name and Address                          of Common Stock
Of Beneficial Owner                        No. of Shares
-------------------                        -------------

Michael Pellegrino
Brielle, NJ 08730                           15,335,000        10.5%

Robert Gowell
Allentown, PA  18104                            96,300        1.31%

Anthony R. Shupin
Sea Girt, NJ  08750                         15,000,000        10.3%

All Officers & Directors
As a Group                                  32,251,934(1)     22.1%

--------------------

(1) Of the total Officers and Director's shares, 43,000 shares are options which are 10-year options with a three-year vesting period, vesting 1/3 each year with a strike price of thirty-three cents ($0.33). The remaining 1,275,000 options are 10-year options that are fully vested at varying strike prices.

There are no arrangements known to DDSI that at a later date may result in a change in control of DDSI.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         A director to the Company provided consulting services during 2003 and 2002. For the year ended December 31, 2003 and 2002, the services amounted to $51,980 and $17,993 respectively. As of December 31, 203 the company owes the director $22,630 with no repayment terms.

         The Company also owes the former chief executive officer of the Company $33,260 at December 31, 2003 for back payroll and sundry expenses with no repayment terms.

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
4.1. (3)          Form of Warrant Agreement with Form of Warrant Election to Purchase
4.1.1(4)          Executed Warrant Agreement with AJW Partners, LLC
4.1.2(4)          Executed Warrant Agreement with New Millennium Capital Partners II, LLC
4.2.1.1.1(5)      Executed Stock Purchase Warrant Agreement with AJW Partners LLC
4.2.1(5)          Executed Stock Purchase Warrant Agreement with New Millennium Capital Partners II LLC
4.2.2(5)          Executed Stock Purchase Warrant Agreement with Bristol Investment Fund, Ltd.
4.3(8)            Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC
4.3.1(8)          Stock Purchase Warrant Agreement with AJW Offshore, Ltd.
4.4 (9)           Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (January 10, 2003)
4.4.1 (9)         Stock Purchase Warrant Agreement with AJW  Partners, LLC (January 10, 2003)
4.4.2 (9)         Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (January 10, 2003)
4.5 (10)          Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (February 27, 2003)
4.5.1 (10)        Stock Purchase Warrant Agreement with AJW Partners, LLC (February 27, 2003)
4.5.2 (10)        Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (February 27, 2003)
4.6 (10)          Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (March 31, 2003)
4.6.1 (10)        Stock Purchase Warrant Agreement with AJW Partners, LLC (March 31, 2003)
4.6.2 (10)        Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (March 31, 2003)
4.7               Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (October 1, 2003)
4.7.1             Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (October 1, 2003)
4.8               Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (November 26, 2003)
4.8.1             Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (November 26, 2003)
4.9               Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (December 3, 2003)
4.9.1             Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (December 3, 2003)
5.1 (1)           Form of Voting Trust Agreement between Norman Cohn and Garrett U. Cohn.
5.1.3(5)          Legal Opinion to Investors
6.18 (1)          Security Agreement and Note dated as of August 14, 1996 in the principal Amount of
                  $125,000 made by Garrett U. Cohn in favor of the Company.
6.2 (1)           Resolution to Security Agreement between Norman Cohn and Garrett U. Cohn.
6.3 (1)           Employee 1997 Stock Option Plan adopted by the Board of Directors February 24, 1998 and subject to stockholder ratification.
6.5 (1)           Warrant Agreement dated May 1, 1995 between the Company and Jay Teitlebaum.
6.6 (1)           Warrant Agreement dated June 16, 1995 between the Company and Norman Cohn.
                  Incorporated by reference: Form 10-KSB, period December 31, 1996, File No. 0-26604,
                  Exhibit 4.4. 6.7 (1) Lease for the Premises dated May 16, 2000.
6.8 (1)           Cohn Employment and Non-competition Agreement of Garrett U. Cohn dated July 7, 1994.
                  Incorporated by reference:  Form 10-KSB, period December 31, 1996,
                  File No. 0-26604, Exhibit 10.1.
6.9(1)            Employment Agreement for Michael Pellegrino.
6.9.1(1)          Employment Agreement for Michael Ott.
6.9.2 (1)         Employment Agreement for Randolph Hall.
6.9.3(6)          Employment Agreement for Michael Pellegrino (2002)
6.9.4(6)          Employment Agreement for Randolph Hall (2002) 6.9.5 Employment Agreement for Anthony R.
                  Shupin (2003)
10.1 (2)          Software License and Royalty Agreement between Company and Harris Corporation


10.2 (2)          Agreement for Development of Finger/Slap Scanner Product between the Company and
                  ISC/U.S., Inc.
10.2.1(5)         Software License and Royalty Agreement between Company and AuthenTec
10.2.2(7)         Strategic Joint Venture Agreement between Company and i/tx.
10.3(3)           Form of Secured Convertible Debenture Purchase Agreement (December 28, 2000)
10.3.1(4)         Executed Secured Convertible Debenture Purchase Agreement
10.3.2(5)         Executed Securities Purchase Agreement
10.3.3            Securities Purchase Agreement (January 10, 2003)
10.4(3)           Form of First Amendment to Secured Convertible Debenture Purchase Agreement
                  (March 5, 2001)
10.4.1(6)         Executed Amendment No. 1 to Securities Purchase Agreement dated December 31, 2001
10.5(3)           Form of 12% Convertible Debenture
10.5.1(4)         Executed 12% Convertible Debenture with AJW Partners, LLC
10.5.2(4)         Executed 12% Convertible Debenture with New Millennium Capital Partners II, LLC
10.5.2.1(5)       Executed Secured Convertible Debenture with AJW Partners LLC
10.5.3(5)         Executed Secured Convertible Debenture with New Millennium Capital Partners II LLC
10.5.3.1(5)       Executed Secured Convertible Debenture with Bristol Investment Fund, Ltd.
105.5(8)          Secured Convertible Debenture with AJW Qualified Partners, LLC
10.5.5.1(8)       Secured Convertible Debenture with AJW Offshore, Ltd.
10.5.6 (9)        Secured Convertible Debenture with AJW Qualified Partners, LLC (January 10, 2003)
10.5.6.1 (9)      Secured Convertible Debenture with AJW Partners, LLC (January 10, 2003)
10.5.6.2 (9)      Secured Convertible Debenture with AJW Offshore, Ltd. (January 10, 2003)
10.5.7(10)        Secured Convertible Debenture with AJW Qualified Partners, LLC (February 27, 2003)
10.5.7.1(10)      Secured Convertible Debenture with AJW Partners, LLC (February 27, 2003)
10.5.7.2(10)      Secured Convertible Debenture with AJW Offshore, Ltd. (February 27, 2003)
10.5.8(10         Secured Convertible Debenture with AJW Qualified Partners, LLC (March 31, 2003)
10.5.8.1(10)      Secured Convertible Debenture with AJW Partners, LLC (March 31, 2003)
10.5.8.2(10)      Secured Convertible Debenture with AJW Offshore, Ltd. (March 31, 2003)
10.5.9            Secured Convertible Debenture with AJW Qualified Partners, LLC (October 1, 2003)
10.5.9.1          Secured Convertible Debenture with AJW Offshore, Ltd. (October 1, 2003)
10.5.10           Secured Convertible Debenture with AJW Qualified Partners, LLC (November 26, 2003)
10.5.10.1         Secured Convertible Debenture with AJW Offshore, Ltd. (November 26, 2003)
10.5.11           Secured Convertible Debenture with AJW Qualified Partners, LLC (December 3, 2003)
10.5.11.1         Secured Convertible Debenture with AJW Offshore, Ltd. (December 3, 2003)
10.6(3)           Form of Registration Rights Agreement
10.6.1(4)         Executed Registration Rights Agreement
10.6.2(5)         Executed Registration Rights Agreement
10.6.3            Registration Rights Agreement (January 10, 2003)
10.7 (3)          Form of Security Agreement
10.7.1(5          Executed Security Agreement
10.7.2 (9)        Security Agreement (January 10, 2003)
10.7.3 (9)        Intellectual Property Security Agreement (January 10, 2003)
10.8 (3)          Form of 10% Convertible Debenture
10.8.1(4)         10% Convertible Note to Robert Gowell
10.9(4)           Escrow Agreement
10.9.1(4)         Transfer Agent Instructions
10.9.2.1(5)       Executed Escrow Agreement
10.9.3(5)         Transfer Agent Instructions
10.9.4 (9)        Transfer Agent Instructions (January 10, 2003)
10.10 (4)         Contract with DBA Systems, a Division of Titan Industries
10.11 (4)         Executed Second Amendment to Secured Convertible Debenture Purchase Agreement
10.12 (6)         Form of Private Placement Subscription Agreement
10.13(8)          Private Placement Agreement Letter with AJW Qualified Partners, LLC and AJW Offshore, Ltd.
16.0 (1)          Letter re change in certifying accountant.
16.1              Letter re change in certifying accountant
31.1              Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302:
32.1              Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)  Previously filed on Form 10-SB September 20, 2000, File No. 0-26604
(2)  Previously filed on Form 10-SB/A November 17, 2000, File No. 0-26604
(3)  Previously filed on Form SB-2 May 1, 2001, File No. 333-59888
(4) Previously filed on Form SB-2, Amendment 2, August 29, 2001, File No. 333-59888
(5)  Previously filed on Form SB-2, February 13, 2002, File No. 333-82662
(6) Previously filed on Form SB-2, Amendment No. 1, May 9, 2002, File No. 333-82662
(7) Previously filed on Form SB-2, Amendment No. 2, Jun 25, 2002, File No. 333-82662
(8) Previously filed on Form SB-2, Amendment No. 5, October 10, 2002, File No. 333-82662
(9)  Previously filed on Form SB-2, February 12, 2003, File No. 333-103143
(10) Previously filed on Form SB-2, Amendment No. 1, May 7, 2003, File No. 333-103143

(b) Reports on Form 8-K:

March 5, 2004              Item 4
                           Change in Registrant's Certifying Accountants.

ITEM  14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Audit Fees. The aggregate fees billed by WithumSmith+Brown, our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2002 and 2001 was $33,855 and $50,273 respectively.

            Audit-Related Fees. The Company did not engage its principal accountants to provide assurance or related services during the last two fiscal years.

            Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2002 and 2001 was $12,400 and $13,300 respectively.

            All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        CONTENTS TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                                                                                       PAGE
Independent Auditors' Reports                                                          F-1-F-2

Audited Financial Statements:

         Balance Sheets as of December 31, 2003 and 2002                               F-3

         Statements of Operations For the Years Ended December 31, 2003 and 2002       F-4

         Statements of Shareholders' Deficiency For the Years Ended
            December 31, 2003 and 2002                                                 F-5

         Statements of Cash Flows For the Years Ended December 31, 2003 and 2002       F-6-F-7

Notes to Financial Statements                                                          F-8-F-22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and shareholders
Digital Descriptor Systems, Inc.

We have audited the accompanying balance sheet of Digital Descriptor Systems, Inc., as of December 31, 2003, and the related statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has limited operating revenue and substantial losses in the past two years. In addition, the Company has limited capital resources and has initiated a new phase of activity, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
April 4, 2004

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders,
Digital Descriptor Systems, Inc.

We have audited the accompanying balance sheet of Digital Descriptor Systems, Inc. as of December 31, 2002, and the related statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ WithumSmith+Brown, P.C.
Newtown, Pennsylvania
April 10, 2003

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                              2003              2002
                                                                        ---------------   --------------
        Assets
Current  Assets
   Cash                                                                 $       51,264    $       15,439
   Restricted cash                                                                 593               680
   Accounts receivable, less allowance for uncollectible accounts
     of $46,841 and $117,560 in 2003 and 2002, respectively                    136,329            28,491
   Inventory                                                                        --             8,550
   Prepaid expenses                                                             63,600           153,047
   Debt discount and deferred financing costs, net                             300,430            95,625
                                                                        --------------    --------------

       Total Current Assets                                                    552,216           301,832

Other Assets
   Furniture and equipment, net                                                     --            12,158
   Deposits and other assets                                                     1,730            24,395
                                                                        --------------    --------------

       Total Assets                                                            553,946           338,385
                                                                        ==============    ==============

        Liabilities and Shareholders' Deficiency

Current Liabilities
   Accounts payable                                                     $      214,771    $      391,067
   Accrued expenses                                                            306,029           118,493
   Accrued interest                                                            353,214           145,333
   Accrued payroll taxes                                                            --            84,848
   Due to officer and director                                                  55,620                --
   Deferred income                                                             382,878           545,724
   Current portion of equipment loan                                                --             7,289
   Convertible debentures                                                    1,846,837         1,103,732
                                                                        --------------    --------------

     Total Current Liabilities                                               3,159,349         2,396,486

Equipment loan, net of current portion                                              --            12,766
                                                                        --------------    --------------

       Total Liabilities                                                     3,159,349         2,409,252

Shareholders' Deficiency
   Preferred stock, $.01 par value: authorized shares - 1,000,000;
     issued and outstanding shares - none                                           --                --
   Common stock, $.001 par value: authorized shares - 150,000,000;
     issued and outstanding shares - 115,958,423 at December 31, 2003
     and 61,351,387 at December 31, 2002                                       115,958            61,351
   Additional paid-in capital                                               17,627,600        16,909,886
   Accumulated deficit                                                     (20,348,961)      (19,042,104)
                                                                        --------------    --------------

       Total Shareholders' Deficiency                                       (2,605,403)       (2,070,867)
                                                                        --------------    --------------

       Total Liabilities and Shareholders' Deficiency                   $      553,946    $      338,385
                                                                        ==============    ==============


See notes to the financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                            2003           2002
                                                       ------------    ------------
Revenues
   Software                                            $     98,223    $    520,869
   Hardware                                                 187,350          69,931
   Maintenance                                              333,217         580,315
   Other                                                     31,860          42,074
                                                       ------------    ------------

                                                            650,650       1,213,189

Costs and Expenses
   Cost of revenues                                          87,726         430,836
   General and administrative                               742,982         946,934
   Sales and marketing                                      171,762         188,188
   Research and development                                  38,668         177,033
   Depreciation                                               6,097          24,932
   Interest and amortization of deferred debt costs         911,929       1,008,249
   Other (income), net                                       (1,657)        (45,867)
                                                       ------------    ------------

                                                          1,957,507       2,730,305
                                                       ------------    ------------

     Net Loss                                          $ (1,306,857)   $ (1,517,116)
                                                       ============    ============

     Net Loss Per Common Share (Basic and Diluted)     $      (0.01)   $      (0.03)
                                                       ============    ============

Weighted Average Number of common Shares Outstanding
     Basic and Diluted                                   99,857,314      56,600,305
                                                       ============    ============

See notes to the financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                  Common Stock         Additional
                                                          ---------------------------    Paid in      Accumulated     Shareholders'
                                                             Shares         Amount       Capital        Deficit         Deficiency
                                                          ------------   ------------  ------------   ------------    ------------
Balance at January 1, 2002                                  48,045,610   $     48,045  $ 16,726,819   $(17,524,988)   $   (750,124)
   Issuance of common stock for services                       360,000            360        14,040             --          14,400
   Issuance of common stock in payment of damages
     related to convertible debentures                       1,555,553          1,556           778             --           2,334
   Conversion of accrued interest related to convertible
     debentures to common stock                              2,203,828          2,204        16,167             --          18,371
   Conversions of convertible debentures to common stock     9,186,396          9,186        27,082             --          36,268
   Debt discount relating to the beneficial conversion
     feature on convertible debentures                              --             --       125,000             --         125,000
   Net Loss                                                         --             --            --     (1,517,116)     (1,517,116)
                                                          ------------   ------------  ------------   ------------    ------------

Balance at December 31, 2002                                61,351,387         61,351    16,909,886    (19,042,104)     (2,070,867)

   Issuance of common stock in payment of damages
     related to convertible debentures                      20,461,250         20,461       (15,860)            --           4,601
   Conversion of accrued interest related to convertible
     debentures to common stock                              1,820,634          1,821         4,005             --           5,826
   Conversions of convertible debentures to common stock    32,325,152         32,325       (25,431)            --           6,894
   Debt discount relating to the beneficial conversion
     feature on convertible debentures                              --             --       755,000             --         755,000
   Net Loss                                                         --             --            --     (1,306,857)     (1,306,857)
                                                          ------------   ------------  ------------   ------------    ------------

   Balance at December 31, 2003                            115,958,423   $    115,958  $ 17,627,600   $(20,348,961)   $ (2,605,403)
                                                          ============   ============  ============   ============    ============

See notes to the financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                         2003           2002
                                                                     -----------    -----------
Cash Flows from Operating Activities
   Net loss                                                          $(1,306,857)   $(1,517,116)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation                                                        6,117         24,932
       Common stock issued for services received                              --         14,400
       Common stock issued in payment of damages                           4,601          2,334
       Amortization of deferred financing costs and debt discounts related to the issuance of warrants and the beneficial
        conversion feature of convertible debentures                     698,660        874,639
       Gain on disposal of assets                                         (6,833)            --
       Changes in assets and liabilities
        Accounts receivable                                             (107,838)        79,457
        Inventory                                                          8,550         (2,885)
        Prepaid expenses, deposits and other assets                      112,112        114,487
        Accounts payable                                                (176,296)       (27,697)
        Accrued expenses                                                 187,536        (23,421)
        Accrued interest                                                 207,881        129,876
        Accrued payroll taxes                                            (84,848)        84,848
        Due to officers and directors                                     55,620             --
        Deferred income                                                 (162,846)      (308,894)
                                                                     -----------    -----------

          Net Cash Used in Operating Activities                         (564,441)      (555,040)
                                                                     -----------    -----------

Cash Flows from Investing Activities
   Decrease in restricted cash                                                87          5,289
                                                                     -----------    -----------

          Net Cash Provided by  Investing Activities                          87          5,289
                                                                     -----------    -----------

Cash Flows from Financing Activities
   Proceeds from the issuance of convertible debentures, net
     of issuance costs of $90,042 in 2003 and $38,250 in 2002            608,207        136,750
   Payment of convertible debentures                                      (5,000)            --
   Repayment of equipment loan                                            (3,028)        (7,222)
                                                                     -----------    -----------

          Net Cash Provided by Financing Activities                      600,179        129,528
                                                                     -----------    -----------

Net Increase (Decrease) in Cash                                           35,825       (420,223)
Cash at Beginning of Year                                                 15,439        435,662
                                                                     -----------    -----------
Cash at End of Year                                                  $    51,264    $    15,439
                                                                     ===========    ===========

See notes to the financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                  2003       2002
                                                                --------   --------
Supplemental Disclosure of Cash Flow Information

   Cash paid during the year for
     Interest                                                   $    474   $  3,734
                                                                --------   --------

     Income taxes                                               $    971   $  3,689
                                                                ========   ========


Supplemental Disclosure of Non-Cash Investing and Financing Activities

   Debt discount relating to the issuance of warrants and the
     beneficial conversion features of convertible debt         $608,207   $125,000
                                                                ========   ========

Conversion of debentures into common stock                      $  6,894   $ 36,268
                                                                ========   ========

Conversion of accrued interest into common stock                $  5,826   $ 18,371
                                                                ========   ========

Conversion of damages related to convertible
   debentures into common stock                                 $  4,601   $     --
                                                                ========   ========


The equipment loan payable was reduced by $12,896 in May 2003 when the Company returned two vehicles.


See notes to the financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Business:

         Business
              Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to test and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generates the majority of the Company's revenues. Substantially all of the Company's revenues are derived principally from governmental agencies in the United States.

Note 2 - Summary of Significant Accounting Policies

         Significant   accounting  policies  followed  by  the  Company  in  the
         preparation of the accompanying financial statements are summarized below:

              A. Basis of Financial Statement Presentation The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable and has incurred substantial losses from operations of $1,306,857 and $1,517,116 for the years ended December 31, 2003 and 2002, respectively. The Company expects that losses from operations will continue through 2004 and the Company anticipates that it will require additional financing in 2004, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its core business solutions by hiring additional sales resources and increased marketing activities. The Company is also pursuing completion of a new product called Fingerprint Matching Systems (FMS) and its introduction to the marketplace. However, there can be no assurances that the Company will be successful in their efforts to generate profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 - Summary of Significant Accounting Policies, Continued

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

                                                                  Years
                      Furniture and fixtures                                  5
                      Computer equipment                                      2
                      Vehicles                                                3
                      Leasehold improvements             Estimated useful life
                                                         of the asset or term of
                                                         the lease which-ever is
                                                         shorter

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

                  Research and development costs incurred in connection with the
                  development   of  software   totaled   $38,668  and  $177,033,
                  respectively for the years ended December 31, 2003 and 2002.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies, Continued

              G.  Accounts Receivable
                  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Payments on customer accounts are allocated to the specific invoices identified on the customer remittance advice, or, if unspecified, are applied to the earliest unpaid invoices. Customers with account balances past the normal credit terms are considered delinquent.

                  The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

              H.  Income Taxes
                  The Company provides for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such differences result from differences in the timing of recognition by the Company of net operating loss carryforwards, certain expenses, and differences in the depreciable lives and/or methods for certain assets.

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

Note 2 - Summary of Significant Accounting Policies, Continued

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

              M.  Impact of Recent Accounting Pronouncements

                  In January 2003, the FASB issued FASB  Interpretation  No. 46,
                  Consolidation of Variable Interest Entities (FIN 46) and amended it in October 2003, such that it is now effective for the Company in the first fiscal quarter of 2004. Variable interest entities (VIEs) are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All VIEs, with which the Company is involved, must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The adoption of FIN 46 did not have a significant impact on the Company.

                  In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designed after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

                  In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 had a material impact upon the Company's financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Note Receivable - Former Officer

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

Note 4 - Furniture and Equipment

         Furniture and equipment consists of the following at December 31, 2003 and 2002, respectively:

                                                   2003       2002
                                                 --------   --------
Furniture and fixtures                           $     --   $186,705
Computer equipment                                     --    274,945
Vehicles                                               --     59,049
Leasehold improvements                                 --     34,977
                                                 --------   --------
                                                       --    555,676
Less accumulated depreciation                          --    543,518
                                                 --------   --------
                                                 $     --   $ 12,158
                                                 ========   ========

         Depreciation and amortization included as a charge to operations amounted to $6,097 and $24,932 for the years ended December 31, 2003 and 2002, respectively.

Note 5 - Convertible Debentures

         During April 2001 and May 2001, the Company issued three convertible notes for an aggregate amount of $155,000. The debentures accrue interest at the rate of 10% per annum. Interest on the debentures shall be paid quarterly commencing June 30, 2001. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock thirty days prior to the maturity date. The conversion price in effect on any Conversion Date shall be an amount equal to 50% of the mean average price of the common stock for the ten trading days prior to notice of conversion. The intrinsic value of the beneficial conversion feature of $155,000 was allocated to paid-in capital. This resulting debt discount was amortized on a straight-line basis over the term of the debentures, and was fully amortized at December 31, 2002. The debentures are collateralized by substantially all of the company's assets. During 2003, $5,826 of accrued interest related to the debenture was converted into 1,820,634 shares of common stock. During 2002, $5,078 of accrued interest was converted into 132,027 shares of common stock. In 2002, the unamortized portion of the debt discount in the amount of $11,329 was charged to interest expense. An additional $5,000 was paid in October 2003. In October 2001, $15,000 of the convertible debentures was paid. The remaining balance of $20,000 is past due.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Convertible Debentures, Continued

         During September 2001, the Company issued two convertible debentures for an aggregate amount of $400,000. These debentures are in default as they were due on September 30, 2002. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Interest on the debentures was not paid quarterly, and accordingly accrued interest and late fees payable related to the notes totaling $133,233 is included in the accompanying financial statements. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at anytime after issuance. The conversion price in effect on any Conversion Date shall be the lesser of $.08 per share or 50% of the average of the lowest three inter-day sales prices during the ten trading days immediately preceding the applicable Conversion Date. The Company also issued common stock purchase warrants for the right to purchase 800,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.36 or the average of the lowest three closing sales prices for the common stock during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $48,000 and the intrinsic value of the beneficial conversion feature of $262,000 have been allocated to paid-in capital. This resulting debt discount plus $90,000 of financing charges were amortized on a straight-line basis over the term of the debentures, and were fully amortized at December 31, 2002. The debentures are collateralized by substantially all of the Company's assets.

         During 2003 $3,164 of the debenture was converted into 15,818,010 shares of common stock.

         On December 31, 2001 the Company issued three convertible debentures for an aggregate amount of $500,000. The debentures are in default as they were due December 31, 2002. Interest accrues at the rate of 12% per annum through maturity, and increased to 15% per annum during the default period. Quarterly interest payments were not made, and accordingly accrued interest payable related to the notes totaling $135,000 is included in the accompanying financial statements. The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at any time through maturity. The conversion price in effect on any Conversion Date shall be the lesser of $.043 per share or 50% of the average of the lowest three inter-day sales prices during the twenty Trading Days immediately preceding the applicable Conversion Date. The Company also issued common stock purchase warrants for the right to purchase 1,500,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.02 or the average of the lowest three inter-day sales prices during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $90,000 and the intrinsic value of the beneficial conversion feature of $332,500 have been allocated to paid-in capital. This resulting debt discount plus $77,500 of financing charges were amortized on a straight-line basis over the term of the debentures, and were fully amortized at December 31, 2002. The debentures are collateralized by substantially all of the Company's assets.

         In June 2002, a 12% convertible promissory note for $75,000 was issued to two investors. These debentures are in default as they were due in August 2002. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Interest on the debentures was not paid quarterly, and accordingly accrued interest and late fees payable related to the notes totaling $17,136 is included in the accompanying financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Convertible Debentures, Continued

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

         During September 2002, the Company issued secured convertible debentures in the aggregate principal amount of $100,000. The debenture is in default as it was due on September 30, 2002. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Interest on the debentures was not paid quarterly, and accordingly accrued interest and late fees payable related to the notes totaling $15,000 is included in the accompanying financial statements. Interest shall be payable either quarterly or upon conversion at the option of the holder. The holder may at any time from issuance through the earlier of the (i) maturity date or (ii) the date of payment of the default, convert all or any part of the outstanding principal and unpaid accrued interest into common stock. If the conversion will result in ownership to the holder in excess of 4.9% of total outstanding stock, the holder must provide 61 days written notice to the Company of their plans to convert. The conversion price shall be the lesser of the variable conversion price or the fixed conversion price. The variable conversion price is equal to 50% of the average of the lowest three intra-day prices for the common stock during the twenty-day period ending one trading day prior to the date the conversion notice is sent via facsimile to the borrower. The fixed conversion notice is sent via facsimile to the borrower. The fixed conversion price is $.005 per share. The Company also issued common stock purchase warrants for the right to purchase 300,000 shares of common stock of the Company at an exercise price per share equal to $.01. If the exercise of the warrant will result in ownership to the holder in excess of 4.9% of total outstanding stock, the holder must provide 61 days written notice to the company of their plans to exercise. The warrants are exercisable at anytime from the date of issuance, September 30, 2002 through September 30, 2005. the estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $100,000 has been allocated to paid-in capital and is being amortized over the life of the debenture on a straight-line basis. The unamortized beneficial conversion feature amounted to $75,000 at December 31, 2002. Debt issuance costs of $27,500 are being amortized on a straight-line basis over the term of the debentures and were fully amortized at December 31, 2003.

         On January 10, 2003 the Company issued three convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 10%. These debentures are due January 10, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. Interest due was not paid quarterly and accordingly accrued interest of $24,251 is included in the financial statements.

         The Company also issued common stock purchase warrants for the right to purchase 750,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The warrants are exercisable at any time before September 30, 2008. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $250,000 has been allocated to paid-in capital and is being amortized over the life of the debenture on a straight-line basis. Financing costs incurred of $56,750 were also fully amortized at December 31, 2003.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Convertible Debentures, Continued

         On February 27, 2003, the Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due February 27, 2004. Interest payable on the Debentures shall be paid quarterly commencing March 31, 2003. Interest due was not paid quarterly and accordingly accrued interest of $10,417 is included in the financial statements.

         The holders shall have the right to convert the principal amount and interest due under the debentures into shares of common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $0.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

         The Company also issued common stock purchase warrants for the right to purchase 375,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The warrants are exercisable at any time before September 30, 2008. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $125,000 has been allocated to paid-in capital and is being amortized over the life of the debenture on a straight-line basis. The unamortized beneficial conversion feature amounted to $20,833 at December 31, 2003. Debt issuance costs of $10,843 are being amortized on a straight-line basis of the term of the debentures. Unamortized costs at December 31, 2003 amounted to $3,474.

         On April 2, 2003, The Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are due March 31, 2004. Interest payable on the Debentures shall be paid quarterly commencing June 30, 2003. Interest due was not paid quarterly and accordingly accrued interest of $9,028 is included in the financial statements. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $0.005 and
         (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

         The Company also issued common stock purchase warrants for the right to purchase 375,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The warrants are exercisable at any time before September 30, 2008. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $125,000 has been allocated to paid-in capital and is being amortized over the life of the debenture on a straight-line basis. The unamortized beneficial conversion feature amounted to $31,250 at December 31, 2003. Debt issuance costs of $20,844 are being amortized on a straight-line basis of the term of the debentures. Unamortized costs at December 31, 2003 amounted to $7,341.

         On October 1, 2003, the Company issued three convertible debentures for an aggregate amount of $300,000, with simple interest accruing at the annual rate of 12%. The debentures are due October 1, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 30, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of the
         Company's   common  stock.  The  conversion  price  in  effect  on  any
         Conversion Date shall be the lesser of (1) $.01 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date. The debenture holders also received warrants to purchase 1,505,000 shares at an exercise price of $0.005 per share anytime before September 30, 2008.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Convertible Debentures, Continued

         The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $65,000 has been allocated to paid-in capital and is being amortized over the life of the debenture on a straight-line basis. The unamortized beneficial conversion feature amounted to $123,750 at December 31, 2003. Debt issuance costs of $31,625 are being amortized on a straight-line basis of the term of the debentures. Unamortized costs at December 31, 2003 amounted to $23,719.

         On November 27, 2003, the Company issued three convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 10%. These debentures are due November 27, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date. The debenture holders also received warrants to purchase 1,505,000 shares at an exercise price of $0.005 per share anytime before September 30, 2008.

         The Company also issued common stock purchase warrants for the right to purchase 315,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The warrants are exercisable at any time before September 30, 2008. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $45,000 has been allocated to paid-in capital and is being amortized over the life of the debenture on a straight-line basis. The unamortized beneficial conversion feature amounted to $41,250 at December 31, 2003. Debt issuance costs of $7,011 are being amortized on a straight-line basis of the term of the debentures. Unamortized costs at December 31, 2003 amounted to $6,464.

         On December 3, 2003, the Company issued three convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 12%. These debentures are due December 3, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 31, 2003. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.01 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date. The debenture holders also received warrants to purchase 315,000 shares at an exercise price of $0.005 per share anytime before September 30, 2008.

         The Company also issued common stock purchase warrants for the right to purchase 750,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The warrants are exercisable at any time before September 30, 2008. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $45,000 has been allocated to paid-in capital and is being amortized over the life of the debenture on a straight-line basis. The unamortized beneficial conversion feature amounted to $41,250 at December 31, 2003. Debt issuance costs of $1,199 are being amortized on a straight-line basis of the term of the debentures. Unamortized costs at December 31, 2003 amounted to $1,099.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Debt Discount and Deferred Financing Costs

         Debt discount and deferred financing costs consist of the following:

                                               2003         2002
                                            ---------    ---------
 Debt discounts                             $ 555,000    $ 100,000
 Deferred financing costs                      90,043       27,500
                                            ---------    ---------
                                              645,043      127,500
Less accumulated amortization                (344,613)     (31,875)
                                            ---------    ---------
                                            $ 300,430    $  95,625
                                            =========    =========

         The net debt discount and deferred financing costs of $300,430 will be fully amortized during the year ended December 31, 2004.

Note 7 - Equipment Loan

         At December 31, 2002 $20,055 was outstanding related to an automobile loan. During 2003 the automobile was repossessed in order to satisfy the loan. At December 31, 2003 $4,130 is included in accrued expenses for related charges.

Note 8 - Income Taxes

         At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $12,299,000 to offset future federal taxable income expiring in various years through 2023. The Company also has state net operating loss carryforwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

         The timing and extent in which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations due to certain ownership changes of the Company.

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2003 and 2002 are as follows:

                                                      2003           2002
                                                   -----------    -----------
Deferred tax assets
  Net operating loss carryforwards                 $ 5,288,000    $ 5,049,432
  Bad debt reserves                                     17,000         50,551
  Inventory reserves                                        --          1,347
  Depreciation                                              --         51,678
                                                   -----------    -----------
Deferred tax assets                                  5,305,000      5,153,008
Valuation allowance                                 (5,305,000)    (5,153,008)
                                                   -----------    -----------
   Net deferred tax asset                          $        --    $        --
                                                   ===========    ===========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies

         Operating Lease
              The Company leases office facilities and office equipment under a non-cancelable operating lease agreement that expires at April 2004. Future minimum lease payments at December 31, 2003 are as follows:

                        2004                            $4,720
                                                        ======

              Rental expense under such operating leases was approximately $2,360 and $93,724 during the years ended December 31, 2003 and 2002, respectively.

         Employment Contract:
              During 2003, the Company entered into an employment agreement with one of the officers. The agreement is for a three-year period that terminates on October 6, 2005. Pursuant to the agreement, the officer will receive a base salary of $108,000 per year, which may be increased by the Board of Directors annually. The officer is also eligible to participate in the Annual Management Bonus Plan under which he may receive a bonus in any amount from 9% to 100% of his base salary based on his performance and the Company's performance for the immediately preceding calendar year. He is also eligible to receive options to purchase shares of the Company's common stock under the Management Equity Incentive Plan. In addition, the officer is entitled to a monthly car allowance totaling $400 and to be reimbursed for reasonable expenses in the discharge of his services, including travel, lodging and similar items.

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

              In March 2002, DDSI entered into a two-year employment agreement with another officer which entitled him to a base salary of $115,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $115,000 per year). He is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, he will be eligible to receive bonuses, based on performance, in any amount from 0% to 100% of the Base Salary. In addition, he shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, he will be eligible to receive options, which vest over a period oftime from the date of the option's issue, to purchase common shares of DDSI. DDSI shall grant to him within ninety days of the date of the Agreement options to purchase such number of common shares of DDSI equal to 1% of the number of common shares of DDSI outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). DDSI may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase such number of common shares of DDSI equal to 0.25% of the number of common shares of DDSI outstanding on the date of the Agreement (subject to the vesting and the satisfaction of the other terms and conditions of such options). DDSI shall also furnish him with an automobile and automobile expenses.

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

         The following is a summary of option activity under all plans:

                                                                                                          Weighted
                                                                 1996                        Total         Average
                                                               Director                    Number of      Exercise
                                                1994 Plan        Plan      Nonqualified     Options        Price
                                                ----------    ----------    ----------    ----------    ------------

Outstanding at December 31, 2001                   918,500        26,312       681,000     1,625,812    $.10 - $3.30
Granted                                                 --            --            --            --              --
Expired                                           (693,000)           --      (150,000)     (843,000)   $.10 - $.63
                                                ----------    ----------    ----------    ----------    ------------

Outstanding at December 31, 2002                   225,500        26,312       531,000       782,812    $.10 - $3.30
Granted                                                 --            --            --            --              --
Expired                                           (192,500)      (26,312)     (531,000)     (749,812)   $.10 - $3.30
                                                ----------    ----------    ----------    ----------    ------------

Outstanding at December 31, 2003                    33,000            --            --        33,000    $.10 - $.365
                                                ==========    ==========    ==========    ==========    ============

Exercisable optons at  December                    225,500        26,312       531,000       782,812
                                                ==========    ==========    ==========    ============
Exercisable options at December 31, 2003            33,000            --            --       564,000
                                                ==========    ==========    ==========    ============


         At December 31, 2003, the remaining contractual life of outstanding options was 6 years.

         Pro forma information regarding net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 is as follows:

                                                          December 31
                                                     2003             2002
                                                -------------    -------------
         Net loss:
          As reported                           $  (1,306,857)   $  (1,517,117)
          Pro forma                             $  (1,306,857)   $  (1,529,742)
         Net loss per share:
          As reported                           $       (0.01)   $       (0.03)
          Pro forma                             $       (0.01)   $       (0.03)

         The Company estimated the fair value of stock options at the date of grant by using a Black Scholes option pricing model with the following weighted-average assumptions for grants in 2000 and 1999 as follows: risk-free interest rate of 3.29% for 2003 and 5.50% for 2002; expected life of the option of 5 years; no expected cash dividend payments on common stock, and volatility factors of the expected market price of the Company's common stock of .10 and 1.033, respectively.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 10 - Stock Option and Other Plans (Continued)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. As noted above, the Company's stock options are vested over an extended period. In assumptions including future stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the Company's stock options.

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

         At December 31, 2003, the Company has the following common shares reserved for issuance:

         Common stock available for grant:
         Consultants and advisors compensation plan        139,000
         Convertible debentures                          2,681,608
                                                         ---------

            Total                                        2,820,608
                                                         =========

Note 11 - Equity Transactions

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

         During February 2003, $1,000 of the convertible debentures issued in March 2001 was converted into 2,857,142 shares of common stock.

         In March 2003, $1,600 of the convertible debentures issued in March 2001 was converted into 8,000,000 shares of common stock. Additionally, accrued interest relating to the note dated May 2001 was converted into an additional 1,820,634 shares of common stock.

         During April 2003, $1,130 of the convertible debentures issued in December 2001 was converted into 5,650,000 shares of common stock.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 11 - Equity Transactions, Continued

         During April 2003, $470 of the convertible debentures issued in September 2001 was converted into 2,350,000 shares of common stock.

         During May 2003, $1,600 of the convertible debentures issued in September 2001 was converted into 8,000,000 shares of common stock.

         During June 2003 $1,094 of the convertible debentures issued in September 2001 was converted into 5,468,010 shares of common stock.

         During April, May and June 2003, liquidated damages in the amount of $4,601 relating to the convertible debentures issued in December 2001 were converted into 20,461,250 shares of common stock.

         During March 2003 accrued interest of $5,826 relating to a convertible debenture issued in May 2001 was converted into 1,820,634 shares of common stock.

Note 12 - Related Party Transactions

         One of the directors has a contract with the Company to provide sales and marketing consulting services. The effective date of the agreement was October 17, 2002, and renews automatically on a semi annual basis. Minimum fees of $1,100 are paid weekly. For the years ended December 31, 2003 and 2002, fees totaling $51,980 and $17,993, respectively were incurred of which $31,262 and $8,093 were payable at December 31, 2003 and 2002, respectively.

Note 13 - Contingency

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

         The Company's remaining unauthorized common stock is less than the amount the Company could be required to issue upon exercise of the convertible debentures and/or warrants outstanding (see Subsequent Event Note). If all convertible debentures and warrants outstanding were converted into common stock, it would require the issuance of a greater number of shares of common stock that the Company has authorized by approximately 2,000,000,000 shares.

         On October 16, 2003, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expenses at December 31, 2003.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 14 - Subsequent Events

         During February 2004 the Company issued two convertible debentures for an aggregate amount of $45,000 with simple interest at 12%. The debentures are due February 2005. Interest shall be paid quarterly commencing March 2004. The holder shall have the right to convert the principal amount and interest due into common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

         During February 2004, the Company filed a Preliminary Proxy Statement with the U. S. Securities and Exchange Commission in order to increase the authorized shares of common stock to 10,000,000,000 from 150,000,000.

         SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Digital Descriptor Systems, Inc.


                                        By: /s/  Anthony Shupin
                                            -----------------------
                                            Anthony Shupin, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer.

                                            Dated:   April 20, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                       Date
---------                               -----                                       ------------
By:  /s/ Anthony Shupin                 Chief Executive Officer,                    April 20, 2004
     ------------------                 Director - Chairman
     Anthony Shupin


By:  /s/ Michael Pellegrino             President and Chief Operating Officer,      April 20, 2004
     ----------------------             Director
        Michael Pellegrino


By:  /s/ Vincent Moreno                 Director                                    April 20, 2004
     ------------------
        Vincent Moreno


By:  /s/ Robert Gowell                  Director                                    April 20, 2004
     ------------------
     Robert Gowell