Form 10QSB
period 2004-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2004-05-14
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384

                        Digital Descriptor Systems, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                                23-2770048
-------------------------------                          -----------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                           identification number)

                2150 Highway 35, Sea Girt, New Jersey     08750
            --------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

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

                                                      Outstanding at
                  Class of Common Stock                May 14, 2004
                  ---------------------             ------------------
                     $.001 par value                145,958,423 Shares

          Transitional Small Business Disclosure Format Yes ___ No _X_

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at March 31, 2004 (Unaudited) and December 31, 2003

                  Statements of Operations for the three months ended March 31, 2004 and 2003 (Unaudited)

                  Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (Unaudited)

                  Notes to Financial Statements - March 31, 2004 (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3.  Control and Procedures


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                             March 31     December 31
                                                               2004           2003
                                                            ----------    ----------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash                                                     $   60,973    $   51,264
   Restricted cash                                                 569           593
   Accounts receivable, less allowance for uncollectible
      accounts of $37,618 (unaudited) and $46,841 in
      2004 and 2003, respectively                               73,144       136,329
   Prepaid expenses                                             61,240        63,600
   Debt discount and deferred financing costs                  212,006       300,430
                                                            ----------    ----------
Total current assets                                           407,932       552,216

   Deposits and other assets                                     1,730         1,730
                                                            ----------    ----------
Total assets                                                $  409,662    $  553,946

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                         $  223,241    $  214,771
   Accrued expenses                                            291,521       306,029
   Accrued interest                                            418,415       353,214
   Due to officer and director                                  16,290        55,620
   Deferred income                                             339,597       382,878
   Convertible debentures                                    1,891,337     1,846,837
                                                            ----------    ----------
Total current liabilities                                    3,180,401     3,159,349

Total liabilities                                           $3,180,401    $3,159,349
                                                            ----------    ----------

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                   March 31        December 31
                                                                     2004             2003
                                                                 ------------     ------------
                                                                  (Unaudited)
Shareholders' deficiency:
   Preferred Stock, $.01 par value, authorized shares -
     1,000,000; issued and outstanding - none                              --               --
   Common Stock, $.001 par value, authorized shares -
     150,000,000; issued and outstanding shares - 145,958,423
     and 115,958,423 at March 31, 2004 and December 31, 2003,
     respectively                                                     145,958          115,958
   Additional paid-in capital                                      17,684,600       17,627,600
   Accumulated deficit                                            (20,601,297)     (20,348,961)
                                                                 ------------     ------------
Total shareholder's deficiency                                     (2,770,739)      (2,605,403)
                                                                 ------------     ------------
Total liabilities and shareholders' deficiency                   $    409,662     $    553,946
                                                                 ============     ============


   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                         -------------------------------
                                                            March 31          March 31
                                                              2004              2003
                                                         -------------     -------------
Revenues:
   Software                                              $      20,089     $      52,225
   Hardware                                                      3,917            47,401
   Maintenance                                                  78,100            96,181
   Other                                                           997            14,891
                                                         -------------     -------------
                                                               103,102           210,698

Costs and expenses:
   Cost of revenues                                              4,948            23,226
   General and administrative                                  114,793           164,472
   Sales and marketing                                          18,807            58,947
   Research and development                                      9,318            21,329
   Depreciation and amortization                                    --             3,597
   Interest and amortization of
       deferred debt costs                                     211,445            83,260

   Other (income) expense, net                                  (3,873)          (15,146)
                                                         -------------     -------------
                                                               355,438           339,685
                                                         -------------     -------------
         Net loss                                        $    (252,336)    $    (128,987)
                                                         =============     =============

Net loss per common share                                $       (0.00)    $       (0.01)
                                                         =============     =============
   (basic and diluted)

Weighted average number of common shares outstanding:
    Basic and diluted                                      143,980,401        73,268,847


    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                     -----------------------
                                                                      March 31      March 31
                                                                        2004          2003
                                                                     ---------     ---------
Cash flows from operating activities:
Net loss                                                             ($252,336)    ($128,987)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                         --         3,597
      Amortization of deferred financing costs and debt discounts related to the issuance of warrants and the beneficial
          conversion feature of convertible debentures                 146,244        43,070
     Changes in operating assets and liabilities:
      Accounts receivable                                               63,185      (107,011)
Inventory                                                                   --       (10,044)
      Prepaid expenses, deposits and other assets                        2,360         1,717
      Accounts payable                                                   8,469       (86,113)
      Accrued expenses                                                 (14,508)      (75,627)
      Accrued interest                                                  65,201        40,143
      Deferred income                                                  (43,280)       57,539
                                                                     ---------     ---------
Net cash used in operating activities                                  (24,665)     (261,714)
                                                                     ---------     ---------

Cash flows from investing activities:
   Increase in restricted cash                                              24            23
                                                                     ---------     ---------
  Net cash provided in investing activities                                 24            23

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures                     31,680       297,406
    Due to officer and director                                          2,670            --
   Repayment of equipment loan                                              --        (1,816)
                                                                     ---------     ---------
Net cash provided by financing activities                               34,350       295,590
                                                                     ---------     ---------
Net increase in cash                                                     9,709        33,899
Cash at beginning of period                                             51,264        15,439
                                                                     ---------     ---------
Cash at end of period                                                $  60,973     $  49,338

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                          -----------------------
                                                           March 31     March 31
                                                             2004         2003
                                                          ---------    ----------

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                             $      --    $       46
                                                          =========    ==========
     Income Taxes                                         $   1,664    $       --
                                                          =========    ==========

Supplemental disclosure of non-cash investing and financial activities:

Debt discount relating to the issuance of warrants
     and the beneficial conversion features of
     convertible debt                                     $  45,000    $       --
                                                          =========    ==========

Conversion of debentures                                  $      --    $    2,600
                                                          =========    ==========

Conversion of outstanding compensation expense
     related to officer and director into common stock    $  42,000    $       --
                                                          =========    ==========


    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                (Unaudited) March
                                    31, 2004

1.  BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended March 31, 2004 and 2003. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2. BASIS OF PRESENTATION

The financial statements and disclosures included herein for the three months ended March 31, 2004 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Our independent auditor has added an explanatory paragraph to the audit opinion issued in connection with the fiscal year 2003 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. CONVERTIBLE DEBENTURES

During February 2004, the Company issued two convertible debentures for an aggregate amount of $45,000 with simple interest at 12%. The debentures are due February 2005. Interest shall be paid quarterly commencing March 2004. The holder shall have the right to convert the principal amount and interest due into common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

4. RELATED PARTY TRANSACTIONS

A director to the Company provided consulting services during 2003. For the year ended December 31, 2003 the services amounted to $51,980. For the period ended

March 31, 2004 the Company owes the director $1,200 for auto allowance. As of March 31, 2004, the company owes the director $4,030 with no repayment terms.

The Company also owes the former chief executive officer of the Company $12,260 at March 31, 2004, for back payroll and sundry expenses with no repayment terms. During the period ended March 31, 2004 the Company paid the former chief executive officer for consulting services the sum of $13,000.

Issuance of 30,000,000 shares of common stock was executed January 7, 2004, to satisfy partial payment relating to the outstanding debt for services and accrued payroll provided and owed to the above mentioned director and officer from prior years.

5. SUBSEQUENT EVENTS

On May 7, 2004, DDSI issued four convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 12%. The debentures are due May 7, 2006. Interest payable on the Debentures shall be paid quarterly commencing June 30, 2004. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of DDSI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.0045 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

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

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report form 10-KSB for the fiscal year ended December 31, 2003.

General

Financial Condition

We had net losses of $252,336 and $128,987 during the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, we had a cash balance in the amount of $60,973 and current liabilities of $3,180,401 including obligations of $16,290 and $1,891,337 to officers and convertible debenture holders, respectively. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal years 2004 and 2003 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

The short-term objective of DDSI is the following:

     o To continue to expand the sale and acceptance of its core solutions by upgrading software and offering new synergistic biometric (a measurable, physical characteristic or personal behavioral trait used to recognize the identity, or verify the claimed identity, of an individual) (i.e. FMS) security products to its installed base in the Public Safety and Security market. DDSI's objective is to expand with these, and additional products, into much larger commercial and federal markets.

DDSI is also adding additional product lines as a Value Added Reseller. Technologies related to DDSI's core business can bring additional cashflow with relatively small internal development capital outlay.

DDSI's long-term objective is as follows:

     o To seek additional products to sell into its basic business market - Public Safety and Security - so that DDSI can generate sales adequate enough to allow for profits. New products include biometric devices such as FMS (Fingerprint Matching System) and our integrated digital image and fingerprint package, Identify on Demand.

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

     o Upgrading its present core Compu-Capture(R) products to include a fully scalable database and ANSI/NIST capability.

     o Derive funds through investigating business alliances with other companies who may wish to license the FMS SDK (software developer's kit).

     o    Increase  revenues  through  the  introduction  of   Compu-Capture(R),
          specifically towards the education market for the creation of ID cards.

     o Increase revenues through the introduction of a scaled down version of our Compu-Capture(R) product.

     o Increase revenues through the addition of innovative technologies as a Value Added Reseller.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues  for the three  months  ended March 31,  2004,  of  $103,102  decreased
$107,596 or 51% from the three months ended March 31, 2003. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue is attributed to a decrease in software maintenance contract dollar amount, a loss in client base, a reduction in sales and marketing staff and the lack of new product offerings to their clients. Cost of goods decreased $18,278 or 79% and was reduced to 5% of total revenues from 11% in the same period a year earlier.

Costs and expenses increased $15,754 or 5% during the three months ended March 31, 2004, versus the three months ended March 31, 2003. The increase in interest and amortization of deferred debt cost of $128,185 was offset by the combined reduction in expenses for all other areas of ($112,433) for the three months ended March 31, 2004 as compared to 2003. The expense for the general and administration department decreased ($49,679), sales and marketing department decreased ($40,140), research and development decreased ($12,011), depreciation expense decreased ($3,597) and miscellaneous income decreased ($11,273) for the three months ended March 31, 2004 as compared to 2003. In keeping with the goal to streamline costs yet achieve a working product, the Company is re-evaluating its' current development strategy and resources resulting in a cutback of expenses.

General and Administrative expenses for the three month period ending March 31, 2004, was $114,793 versus $164,472 for the same period prior year for a decrease of $49,679 or 30%. This decrease was mainly attributable to a decrease in salaries and related payroll expenses of ($18,417), rent of ($14,832), telephone expense of ($5,736), filing fees ($9,032) and miscellaneous items for ($1,662).

Sales and Marketing expenses decreased $40,140 for the three months period ended March 31, 2004, from $58,947 (2003) to $18,807 (2004) or a 68% decrease. This decrease was mainly attributable to a decrease in professional consulting of ($21,700), a decrease in salaries, commissions, benefits and payroll taxes in the aggregate of ($19,516), and an increase in miscellaneous items for $76.

Research and development for the three months ended March 31, 2004, was $9,318 compared to $22,329 for the same period prior year for a decrease of $12,011. The decrease was due to the decline in salaries, benefits and payroll taxes in the aggregate of ($10,739) and a decline in miscellaneous expense ($1,272).

The net loss for the Company increased 96% for the three months ending March 31, 2004, to $252,336 from $128,987 for the three months ending March 31, 2003. This was principally due to the increase in interest and amortization of deferred debt cost during the period.

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

------------------------------------------------------------------------------------------------
Contractual Obligations                      Total        One Year or Less    More Than One Year
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Due to Related Parties                    $    16,290      $    16,290           $        0
------------------------------------------------------------------------------------------------
Notes Payable - Related Parties                     0                0                    0
------------------------------------------------------------------------------------------------
Convertible Debentures                      1,891,337        1,891,337                    0
------------------------------------------------------------------------------------------------
Accounts Payable and Accrued Expenses       1,272,774        1,272,774                    0
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Total Contractual Obligations             $ 3,180,401      $ 3,180,401           $        0
------------------------------------------------------------------------------------------------

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2004 and 2003.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2004 and 2003 was ($24,665) and ($261,714), respectively. The decrease in cash used from operating activities in the three months ended March 31, 2004 versus 2003 of $237,049 was principally due to the decrease in net operating costs for the three months.

Net Cash Provided By Investing Activities

Net cash provided by investing activities three months ended March 31, 2004 and 2003 was $24 and $23 respectively, reflecting a change of $1. This reflected no significant change in restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $34,350 and $295,590 for the three months ended March 31, 2004 and 2003, respectively, reflecting a decrease of $261,240. This is primarily due to a decrease in receipt of proceeds from issuance of convertible debentures in the amount of ($330,000) net of issuance costs of ($64,774).

ITEM 3.  CONTROL AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to March 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's
President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

(b)      Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 16, 2003, in the Court of Common Please of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expense at March 31, 2004.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 7, 2004, we entered into a Securities Purchase Agreement, with four accredited investors that provides for the issuance of convertible notes payable up to an aggregate face value of $250,000 with simple interest accruing at the annual rate of 12% and warrants to acquire up to an aggregate 750,000 shares of our common stock. The convertible notes are due two years from the date of issuance. Interest payable on the convertible notes shall be paid quarterly commencing June 30, 2004. The holders shall have the right to convert the principal amount and interest due under the convertible notes into shares of DDS's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.0045 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The warrants have an exercise price of $0.0045 and expire on May 7, 2009.

During February 2004, the Company issued two convertible debentures for an aggregate amount of $45,000 with simple interest at 12%. The debentures are due February 2005. Interest shall be paid quarterly commencing March 2004. The holder shall have the right to convert the principal amount and interest due into common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

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

In March 2003, $1,600 of the convertible debentures issued in December 2001, was converted into 8,000,000 shares of common stock. Additionally, accrued interest relating to the note dated May 2001 was converted into an additional 1,820,634 shares of common stock.

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

In April 2003, $1,130 of the convertible debentures issued in March 2001, was converted into 5,650,000 shares of common stock. Also in April $470 of the convertible debentures issued in September 2001, were converted into 2,350,000 of common stock. In addition 6,000,000 shares of common stock were converted for liquidated damages relating to the notes issued December 2001.

During May 2003, $1,600 of the convertible debentures issued in September 2001, was converted into 8,000,000 shares of common stock. Additionally, liquidated damages relating to the notes issued December 2001, were converted into 4,450,000 shares of common stock.

In June 2003, $1,093 of the convertible debentures issued in September 2001, was converted into 5,468,010 shares of common stock. Additionally, liquidated damages relating to the notes issued December 2001, were converted into 1,011,250 shares of common stock.

On October 1, 2003, we entered into a Securities Purchase Agreement, with two accredited investors that provides for the issuance of convertible notes payable up to an aggregate face value of $300,000 and warrants to acquire up to an aggregate 2,100,000 shares of our common stock. The agreement provides for the funding of the notes in three tranches, of which the first, amounting to $165,000 with 1,115,000 warrants were issued October 1, 2003. On the final business day of each of the three (3) months beginning in October 2003 and ending in December 2003, the Company will issue and sell to the investors an aggregate of $45,000 principal amount of convertible notes and warrants to purchase an aggregate of 315,000 shares.

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

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During  February 2004, the Company filed a Preliminary  Proxy Statement with the
U. S. Securities and Exchange Commission in order to increase the authorized shares of common stock to 10,000,000,000 from 150,000,000.


ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

Exhibit 31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302:

Exhibit 32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIGITAL DESCRIPTOR SYSTEMS, INC.
                                                (Registrant)


      Date:  May 14, 2004             By:  /s/ ANTHONY SHUPIN
                                           ------------------------------------
                                           Anthony Shupin
                                           (President, Chief Executive Officer,
                                           Acting Chief Financial Officer
                                           and Director)


      Date:  May 14, 2004             By:  /s/ MICHAEL J. PELLEGRINO
                                           ------------------------------------
                                           Michael J. Pellegrino
                                           (Director - Chairman)


      Date:  May 14, 2004             By:  /s/ VINCENT MORENO
                                           ------------------------------------
                                           Vincent Moreno.
                                           (Director)


      Date:  May 14, 2004             By:  /s/ ROBERT GOWELL.
                                           ------------------------------------
                                           Robert Gowell
                                           (Director)