Form 10QSB
period 2004-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2004-08-13
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

                   2150 Highway 35, Sea Girt, New Jersey 08750
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's Telephone number, including area code: (732) 359-0260
                                                             --------------

                    ----------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X                      No
                              -

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                  Class of Common Stock               August 12, 2004
                  ---------------------               ------------------
                     $.001 par value                  174,180,645 Shares

             Transitional Small Business Disclosure Format Yes No X
                                                                 --

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003

                  Statements of Operations (Unaudited) for the six months and three months ended June 30, 2004 and 2003

                  Statements of Cash Flows (Unaudited) for the six months ended June 30, 2004 and 2003 (Unaudited)

                  Notes to Financial Statements - June 30, 2004 (Unaudited)

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                     June 30      December 31
                                                       2004         2003
                                                    ----------   ----------
                                                    (Unaudited)

Assets
Current assets:
   Cash                                             $  151,495   $   51,264
   Restricted cash                                         545          593
   Accounts receivable, less allowance for
      uncollectible accounts of $34,550
      (unaudited) and $46,841 in
      2004 and 2003, respectively                       58,053      136,329
   Prepaid expenses                                     58,880       63,600
   Debt discount and deferred financing costs          380,169      300,430
                                                    ----------   ----------
Total current assets                                   649,142      552,216

   Deposits                                              1,730        1,730
                                                    ----------   ----------
Total assets                                        $  650,872   $  553,946
                                                    ==========   ==========

Liabilities and Shareholders' Deficiency
Current liabilities:
   Accounts payable                                 $  232,958   $  214,771
   Accrued expenses                                    277,717      306,029
   Accrued interest                                    491,425      353,214
   Due to officer and director                          10,430       55,620
   Deferred income                                     310,889      382,878
   Convertible debentures                            2,138,337    1,846,837
                                                    ----------   ----------
Total current liabilities                            3,461,756    3,159,349

Total liabilities                                   $3,461,756   $3,159,349
                                                    ----------   ----------


                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                               June 30         December 31
                                                                                 2004             2003
                                                                              ------------    ------------
                                                                              (Unaudited)

Shareholders' deficiency:
   Preferred Stock, $.01 par value, authorized shares -
     1,000,000; issued and outstanding - none                                           --              --
   Common Stock, $.001 par value, authorized shares -
     9,999,000,000; issued and outstanding shares - 145,958,423 at June 30,
     2004; authorized shares - 150,000,000; issued and
     outstanding shares - 115,958,423, at December 31, 2003                        145,958         115,958
   Additional paid-in capital                                                   17,934,600      17,627,600
   Accumulated deficit                                                         (20,891,442)    (20,348,961)
                                                                              ------------    ------------
Total shareholder's deficiency                                                  (2,810,884)     (2,605,403)
                                                                              ------------    ------------
Total liabilities and shareholders' deficiency                                $    650,872    $    553,946
                                                                              ============    ============


The accompanying notes are an integral part of these financial statements.


                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended                Six Months Ended
                                      June 30           June 30         June 30         June 30
                                        2004             2003             2004            2003
                                   -------------    -------------    -------------    -------------
Revenues:
   Software                        $       5,000    $      94,448    $      25,088    $     146,673
   Hardware                                   --            7,776            3,917           55,177
   Maintenance                            69,090          108,961          147,190          205,142
   Other                                      --           49,153              997           64,044
                                   -------------    -------------    -------------    -------------
                                          74,090          260,338          177,192          471,036

Costs and expenses:
   Cost of revenues                           19           95,882            4,967          119,108
   General and administrative            132,608          344,208          247,401          508,679
   Sales and marketing                    18,663           60,230           37,470          119,177
   Research and development                2,855           12,309           12,173           33,638
   Depreciation and amortization              --            2,150               --            5,747
   Interest and amortization of
       deferred debt costs               210,090          270,484          421,535          353,744
   Other (income) expense, net                --          (46,726)          (3,873)         (61,872)
                                   -------------    -------------    -------------    -------------
                                         364,235          738,537          719,673        1,078,221
                                   -------------    -------------    -------------    -------------
         Net loss                  $    (290,145)   $    (478,199)   $    (542,481)   $    (607,185)
                                   =============    =============    =============    =============

Net loss per common share          $       (0.00)   $       (0.01)   $       (0.00)   $       (0.01)
                                   =============    =============    =============    =============
   (basic and diluted)

Weighted average number of
 common shares outstanding:
    Basic and diluted                145,958,423       96,530,244      144,969,412       81,311,081
                                   =============    =============    =============    =============


    The accompanying notes are an integral part of these financial statements


                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                   June 30       June 30
                                                                     2004         2003
                                                                   ---------    ---------
Cash flows from operating activities:
Net loss                                                           ($542,481)   ($607,185)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                          --        5,747
   Amortization of deferred financing costs and debt discounts related to the issuance of warrants and the beneficial
          conversion feature of convertible debentures               283,325      269,174
    Bad debt expense                                                 (12,291)     (97,420)
    Gain on disposal of fixed asset                                       --       (6,833)
   Changes in operating assets and liabilities:
   Accounts receivable                                                90,567        3,109
   Inventory                                                              --      (12,950)
   Prepaid expenses, deposits and other assets                         4,720      115,372
   Accounts payable                                                   18,187      (11,479)
   Accrued expenses                                                  (28,312)     119,117
   Accrued interest                                                  138,211       84,496
   Accrued payroll and related withholdings                               --      (84,848)
   Deferred income                                                   (71,988)    (126,262)
                                                                   ---------    ---------
Net cash used in operating activities                               (120,062)    (349,962)


Cash flows from investing activities:
  Increase in restricted cash                                             48           39
                                                                   ---------    ---------
  Net cash provided by investing activities                               48           39

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures                  226,935      393,042
    Repayment of convertible debenture                                (3,500)          --
    Due to officer and director                                       (3,190)     (39,634)

   Repayment of equipment loan                                            --       (3,028)
                                                                   ---------    ---------
Net cash provided by financing activities                            220,245      350,380
                                                                   ---------    ---------
Net increase in cash                                                 100,231          457
Cash at beginning of period                                           51,264       15,439
                                                                   ---------    ---------
Cash at end of period                                              $ 151,495    $  15,896


                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                         June 30   June 30
                                                          2004       2003
                                                        --------   --------
Supplemental disclosure of cash flow information:

Cash paid during the period for:

     Interest                                           $     --   $     86
                                                        ========   ========
     Income Taxes                                       $  3,147   $     --
                                                        ========   ========

Supplemental disclosure of non-cash
 investing and financial activities:

Debt discount relating to the issuance of
 warrants and the beneficial conversion
     features of
     convertible debt                                   $363,065   $393,042
                                                        ========   ========

Conversion of debentures into common stock              $     --   $  6,895
                                                        ========   ========

Conversion of outstanding officer and director
 compensation Expense into common stock
 and additional paid in capital                         $ 42,000   $     --
                                                        ========   ========

Conversion of liquidated damages into common stock      $     --   $  3,191
                                                        ========   ========

    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 June 30, 2004

1.  BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended June 30, 2004 and 2003. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2. BASIS OF PRESENTATION

The financial statements and disclosures included herein for the six months ended June 30, 2004 and 2003 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Our independent auditor has added an explanatory paragraph to the audit opinion issued in connection with the fiscal year 2003 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. CONVERTIBLE DEBENTURES

During May 2004, the Company issued four convertible debentures for an aggregate amount of $250,000 with simple interest at 12%. The debentures are due May 2006. Interest shall be paid quarterly commencing June 2004. The holder shall have the right to convert the principal amount and interest due into common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.0045 and (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

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

4. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2003, a director provided consulting services amounting to $51,980. As of June 30, 2004, the company owes to the director $2,430 for back consulting fees and sundry expenses with no repayment terms.

The Company also owes the former chief executive officer, who is presently a director, $8,000 at June 30, 2004, for back payroll and sundry expenses with no repayment terms. For the six month period ended June 30, 2004, the director provided consulting services amounting to $27,000.

Issuance of 30,000,000 shares of common stock was executed January 7, 2004, to satisfy partial payment relating to the outstanding debt for services and accrued payroll provided and owed to the above mentioned directors for prior year's services and expenses.

5. SUBSEQUENT EVENTS

During July 2004, $35,000 of the convertible debentures issued in September 2001, were converted into 7,000,000 shares of common stock and 7,000,000 shares of common stock were issued for liquidated damages relating to the notes issued December 2001.

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

General

Financial Condition

We had net losses of $290,145 and $478,199 during the three months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, we had a cash balance in the amount of $151,495 and current liabilities of $3,461,756 including obligations of $10,430 and $2,138,337 to officers and convertible debenture holders, respectively. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2003 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DDSI is also adding additional product lines as a Value Added Reseller. Technologies related to DDSI's core business can bring additional cashflow with relatively small internal development capital outlay, though there is no certainty that the monies expended on development will add any revenue to the Company.

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

Results of Operations

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenues for the six months ended June 30, 2004, of $177,192 decreased $293,844 or 62% from the six months ended June 30, 2003. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue is attributed to a decrease in software maintenance contract dollar amount, a loss in client base, a reduction in sales and marketing staff and the lack of new product offerings to their clients. Cost of revenue decreased $114,141 or 96% and was reduced to 3% of total revenues from 25% in the same period a year earlier.

Costs and expenses decreased $358,548 or 33% during the six months ended June 30, 2004, versus the six months ended June 30, 2003. The increase in interest and amortization of deferred debt cost of $67,791 was offset by the combined reduction in expenses for all other areas of $426,339 for the six months ended June 30, 2004 as compared to 2003. The costs of revenue decreased $114,141, expenses for the general and administration department decreased $261,278, sales and marketing department decreased $81,707, research and development decreased $21,465, depreciation expense decreased $5,747 and miscellaneous income decreased $57,999 for the six months ended June 30, 2004 as compared to 2003. In keeping with the goal to streamline costs yet achieve a working product, the Company is re-evaluating its current development strategy and resources resulting in a cutback of expenses.

General and Administrative expenses for the six month period ending June 30, 2004, was $247,401 versus $508,679 for the same period prior year for a decrease of $261,278 or 51%. This decrease was mainly attributable to a decrease in salaries and related payroll expenses of $20,575, rent of $207,888, telephone expense of $14,688, filing fees $21,974, vehicle expense 9,966 and miscellaneous items for $13,187. There was an increase in professional services of $27,000 to offset the decrease.

Sales and Marketing expenses decreased $81,707 for the six months period ended June 30, 2004, from $119,177 (2003) to $37,470 (2004) or a 69% decrease. This decrease was mainly attributable to a decrease in professional consulting of $42,350, a decrease in salaries, commissions, benefits and payroll taxes in the aggregate of $39,513, and an increase in miscellaneous items for $157.

Research and development for the six months ended June 30, 2004, was $12,173 compared to $33,638 for the same period prior year for a decrease of $21,465. The decrease was due to the decline in salaries, benefits and payroll taxes in the aggregate of $20,601 and a decline in miscellaneous expense $864.

The net loss for the Company decreased 11% for the six months ending June 30, 2004, to $542,481 from $607,185 for the six months ending June 30, 2003. This was principally due to the decrease in both sales and expenses.

Three Months June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenues for the three months ended June 30, 2004 were $74,090 versus three months ended June 30, 2003 of $260,338 decreased $186,248 or 72%. In the three months ended June 30, 2003, software, hardware and other revenues reflected the completion of two SI-3000 projects of $151,377. There were no SI-3000 projects completed during the three months ended June 30, 2004. Costs of revenue for the three months ended June 30, 2004 were $19 versus the three months ended June 30, 2003 of $95,882 decreased $95,863. This decrease is directly related to the lack of completed SI-3000 projects. Maintenance revenues decreased $39,871 or 37% during the three months ended June 30, 2004 from the three months ended June 30, 2003. This is attributable to the decrease in software maintenance contract dollar amount and loss of customer base in 2004.

Cost of revenue and expenses decreased $95,863 or 100% during the three months ended June 30, 2004 versus the three months ended June 30, 2003. General and administrative expenses decreased $211,600 or 61 % to $132,608 for the three months ended June 30, 2004 from $344,208 for the three months ended June 30, 2003. Research and development costs for the three month period ended June 30, 2004 decreased by $9,454 compared to the prior period. Sales and marketing decreased $41,567 or 69% during the three months ended June 30, 2004 from the three months ended June 30, 2003. Depreciation expense decreased $2,150 due to the lack of asset purchases in 2004. Due to less issuances of debentures during the three months ended June 30, 2004 compared to June 30, 2003, interest and amortization of deferred debt cost decreased from $270,484 to $210,090. Other income decreased $46,726.

The net loss for the Company decreased $188,054 or 39% for the three months ended June 30, 2004 to $290,145 from $478,199 for the three months ended June 30, 2003. This was principally due to the decrease in sales and overall costs during the period.

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

The Company has contractual obligations of $3,150,867 as of June 30, 2004. These contractual obligations, along with the dates on which such payments are due are described below:



Contractual Obligations                      Total               One Year or Less           More Than One Year
------------------------------------------------------- --------------------------- ---------------------------
Due to Related Parties                      $   10,430                  $   10,430                $          0
Convertible Debentures                       2,138,337                   2,138,337                           0
Accounts Payable and Accrued Expenses        1,002,100                   1,002,100                           0
Total Contractual Obligations              $ 3,150,867                 $ 3,150,867                $          0


Below is a discussion of our sources and uses of funds for the six months ended June 30, 2004 and 2003.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2004 and 2003 was $120,062 and $349,962, respectively. The decrease in cash used from operating activities in the six months ended June 30, 2004 versus 2003 of $229,899 was principally due to the decrease in net operating costs for the six months.

Net Cash Provided By Investing Activities

Net cash provided by investing activities six months ended June 30, 2004 and 2003 was $48 and $39 respectively, reflecting a change of $9. This reflected no significant change in restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $220,245 and $350,380 for the six months ended June 30, 2004 and 2003, respectively, reflecting a decrease of $130,135. This is primarily due to a decrease in receipt of proceeds from issuance of convertible debentures in the amount of $226,935 net of issuance costs of $68,063.

Item 3.  Control and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)      Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 16, 2003, in the Court of Common Please of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expense at June 30, 2004.

Item 2.  Changes in Securities and Use of Proceeds

During July 2004, $35,000 of the convertible debentures issued in September 2001, were converted into 7,000,000 shares of common stock. and 7,000,000 shares of common stock were issued for liquidated damages relating to the notes issued December 2001.

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

Item 3. Defaults Upon Senior Securities:

The Company is in default of $1,591,837 of their outstanding debentures. Although the debenture holders have not pursued their rights under such debentures, there can be no assurances that such rights will not be exercised.

Item 4. Submission of Matters to a Vote of Security Holders

During  February 2004, the Company filed a Preliminary  Proxy Statement with the
U. S. Securities and Exchange Commission in order to increase the authorized shares of common stock to 9,999,000,000 from 150,000,000.

On June 17, 2004, a special shareholder's meeting was held to vote the proxy approved by the U.S. Securities and Exchange Commission, which asked for the increase in authorized shares of common stock to 9,999,000,000 from 150,000,000. The count of shares voted was 128,648,211, over 88% of the outstanding voting stock of the company. The results of the voting indicated that 114,659,014 voted FOR the increase versus 13,849,627 AGAINST, with 139,570 ABSTAINING. A Certificate of Amendment to the Certificate of Incorporation increasing the authorization of stock available to be issued was filed and accepted by the State of Delaware on June 24, 2004. A copy of the Certificate of Amendment and the Certification issued by the Secretary of State for Delaware is included in
Item 6.


Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit 3.1 Copy of the Certificate of Amendment to the Certificate of Incorporation, including Certification by State of Delaware.

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

                                           DIGITAL DESCRIPTOR SYSTEMS, INC.
                                                     (Registrant)


      Date:  August 13, 2004    By:  /s/ ANTHONY SHUPIN
                                    -------------------------------------------
                                    Anthony Shupin
                                    (President, Chief Executive Officer,
                                    Acting Chief Financial Officer and Director)


      Date:  August 13, 2004    By: /s/ MICHAEL J. PELLEGRINO
                                    -------------------------------------------
                                    Michael J. Pellegrino
                                    (Director - Chairman)


      Date:  August 13, 2004    By: /s/ VINCENT MORENO
                                    -------------------------------------------
                                    Vincent Moreno.
                                    (Director)


      Date:  August 13, 2004    By: /s/ ROBERT GOWELL.
                                    -------------------------------------------
                                    Robert Gowell
                                    (Director)