Form 10QSB
period 2004-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2004-11-12
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2004

                                       OR

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                  Class of Common Stock               October 29, 2004
                  ---------------------               ------------------
                     $.001 par value                  210,716,359 Shares

          Transitional Small Business Disclosure Format Yes |_| No |X|

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

            Balance  Sheets at September 30, 2004  (Unaudited)  and December 31,
            2003

            Statements of Operations (Unaudited) for the nine months and three months ended September 30, 2004 and 2003

            Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2004 and 2003 (Unaudited)

            Notes to Financial Statements - September 30, 2004 (Unaudited)

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

    Item 3. Defaults Upon Senior Securities

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K

                                   SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                          September 30  December 31
                                                              2004          2003
                                                           ----------   ----------
                                                          (Unaudited)
ASSETS
Current assets:
   Cash                                                    $   43,766   $   51,264
   Restricted cash                                                521          593
   Accounts receivable, less allowance for uncollectible
      accounts of $21,365 (unaudited) and $46,841 in
      2004 and 2003, respectively                              77,873      136,329
   Prepaid expenses                                            57,050       63,600
   Debt discount and deferred financing costs                 279,610      300,430
                                                           ----------   ----------
Total current assets                                          458,820      552,216

   Deposits                                                     1,730        1,730
                                                           ----------   ----------
Total assets                                               $  460,550   $  553,946
                                                           ==========   ==========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                        $  156,539   $  214,771
   Accrued expenses                                           250,512      306,029
   Accrued interest                                           567,062      353,214
   Due to officer and director                                 11,631       55,620
   Deferred income                                            312,384      382,878
   Convertible debentures                                   1,879,237    1,846,837
                                                           ----------   ----------
Total current liabilities                                   3,177,365    3,159,349

Other liabilities
    Convertible debentures due May 2006                       250,000           --

Total liabilities                                          $3,427,365   $3,159,349
                                                           ----------   ----------

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                           BALANCE SHEETS (continued)

                                                                              September 30    December 31
                                                                                  2004            2003
                                                                              ------------    ------------
                                                                              (Unaudited)
Shareholders' deficiency:
   Preferred Stock, $.01 par value, authorized shares -
     1,000,000; issued and outstanding - none                                         --              --
   Common Stock, $.001 par value, authorized shares -
     9,999,000,000; issued and outstanding shares - 188,180,625 at
     September 30, 2004; authorized shares - 150,000,000; issued and
     outstanding shares - 115,958,423, at December 31, 2003                        188,180         115,958
   Additional paid-in capital                                                   17,910,678      17,627,600
   Accumulated deficit                                                         (21,065,673)    (20,348,961)
                                                                              ------------    ------------
Total shareholder's deficiency                                                  (2,966,815)     (2,605,403)
                                                                              ------------    ------------
Total liabilities and shareholders' deficiency                                $    460,550    $    553,946
                                                                              ============    ============

The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                        ------------------------------    ------------------------------
                                                        September 30     September 30     September 30     September 30
                                                            2004             2003             2004             2003
                                                        -------------    -------------    -------------    -------------
Revenues:
   Software                                             $       8,501    $       1,500    $      33,588    $     148,173
   Hardware                                                        --               --            3,917           55,177
   Maintenance                                                 62,567           88,396          209,757          293,537
   Other                                                           --            2,910              997           66,955
                                                        -------------    -------------    -------------    -------------
                                                               71,068           92,806          248,259          563,842

Costs and expenses:
   Cost of revenues                                            (2,030)          22,422            2,937          141,530
   General and administrative                                  58,355           85,295          305,756          593,974
   Sales and marketing                                         10,851           33,295           48,320          152,472
   Research and development                                     4,864            4,397           17,037           38,035
   Depreciation and amortization                                   --              349               --            6,097
   Interest and amortization of
       deferred debt costs                                    173,259          202,508          594,794          556,251
   Other (income) expense, net                                     --               --           (3,873)         (61,872)
                                                        -------------    -------------    -------------    -------------
                                                              245,299          348,266          964,971        1,426,487
                                                        -------------    -------------    -------------    -------------
         Net loss                                       $    (174,231)   $    (255,460)   $    (716,712)   $    (862,645)
                                                        =============    =============    =============    =============

Net loss per common share                               $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                                        =============    =============    =============    =============
   (basic and diluted)

Weighted average number of common shares outstanding:
    Basic and diluted                                     169,913,737      110,126,539      153,344,879       91,021,784
                                                        =============    =============    =============    =============

    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                 September 30   September 30
                                                                     2004            2003
                                                                 ------------   ------------
Cash flows from operating activities:
Net loss                                                          ($716,712)      ($862,645)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                           --           6,096
 Amortization of deferred financing costs and debt discounts related to the issuance of warrants and the beneficial
    conversion feature of convertible debentures                    383,884         426,050
 Bad debt expense                                                   (25,475)         (6,833)
 Changes in operating assets and liabilities:
 Accounts receivable                                                 83,933         (95,675)
    Inventory                                                            --           8,550
 Prepaid expenses, deposits and other assets                          6,550         118,701
 Accounts payable                                                   (58,232)        (79,533)
 Accrued expenses                                                   (46,319)        118,427
 Accrued interest                                                   213,848         129,777
 Accrued payroll and related withholdings                                --         (84,848)
 Deferred income                                                    (70,494)       (138,598)
                                                                  ---------       ---------
Net cash used in operating activities                              (229,017)       (460,531)

Cash flows from investing activities:
 Increase in restricted cash                                             72              63
                                                                  ---------       ---------
 Net cash provided by investing activities                               72              63

Cash flows from financing activities:
 Proceeds from issuance of convertible debentures                   226,335         393,042
 Repayment of convertible debenture                                  (3,500)             --
 Due to officer and director                                         (1,990)         60,390
 Repayment of equipment loan                                             --          (3,028)
                                                                  ---------       ---------
Net cash provided by financing activities                           221,447         450,404
                                                                  ---------       ---------
Net decrease in cash                                                 (7,498)        (10,064)
Cash at beginning of period                                          51,264          15,439
                                                                  ---------       ---------
Cash at end of period                                             $  43,766       $   5,375
                                                                  =========       =========

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                 September 30            September 30
                                                                                     2004                  2003
                                                                                   --------              --------

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                                      $     --              $    474
                                                                                   ========              ========
     Income Taxes                                                                  $  3,147              $     --
                                                                                   ========              ========

Supplemental disclosure of non-cash investing and financial activities:

Debt discount relating to the issuance of warrants and the beneficial conversion features of
     convertible debt                                                              $363,065              $393,042
                                                                                   ========              ========

Conversion of debentures into common stock                                         $  9,100              $  6,895
                                                                                   ========              ========

Conversion of outstanding officer and director compensation
     Expense into common stock and additional paid in capital $                      42,000              $     --
                                                                                   ========              ========

Conversion of liquidated damages into common stock                                 $  9,200              $  3,191
                                                                                   ========              ========

    The accompanying notes are an integral part of these financial statements

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004

1. BUSINESS

Digital Descriptor Systems, Inc. incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to text and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generated the majority of the Company's revenues during the quarters ended September 30, 2004 and 2003. Substantially all of the Company's revenues are derived principally from U.S. government agencies.

2. BASIS OF PRESENTATION

The financial statements and disclosures included herein for the nine months ended September 30, 2004 and 2003 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Our independent auditor has added an explanatory paragraph to the audit opinion issued in connection with the fiscal year 2003 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. CONVERTIBLE DEBENTURES

During May 2004, the Company issued four convertible debentures for an aggregate amount of $250,000 with simple interest at 12%. The debentures are due May 2006. Interest shall be paid quarterly commencing June 2004. The holder shall have the right to convert the principal amount and interest due into common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.0045 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

During February 2004, the Company issued two convertible debentures for an aggregate amount of $45,000 with simple interest at 12%. The debentures are due February 2005. Interest shall be paid quarterly commencing March 2004. The holder shall have the right to convert the principal amount and interest due into common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

4. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2003, a director provided consulting services amounting to $51,980. As of September 30, 2004, the company owes to the director $3,630 for back consulting fees and sundry expenses with no repayment terms.

The Company also owes the former chief executive officer, who is presently a director, $8,000 at September 30, 2004, for back payroll and sundry expenses with no repayment terms. For the nine month period ended September 30, 2004, the director provided consulting services amounting to $39,000.

Issuance of 30,000,000 shares of common stock was executed January 7, 2004, to satisfy partial payment relating to the outstanding debt for services and accrued payroll provided and owed to the above mentioned directors for prior year's services and expenses.

5. SUBSEQUENT EVENTS

During October 2004, $1,400 of the convertible debentures issued in September 2001, were converted into 7,000,000 shares of common stock and 15,535,714 shares of common stock were issued for liquidated damages relating to the notes issued December 2001.

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

General

Financial Condition

We had net losses of $174,231 and $255,460 during the three months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, we had a cash balance in the amount of $43,766 and current liabilities of $3,177,365 including obligations of $11,630 and $1,879,237 to officers and convertible debenture holders, respectively. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2003 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues for the nine months ended September 30, 2004, of $248,259 decreased $315,583 or 56% from the nine months ended September 30, 2003. The Company generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in the Company's revenue is attributed to a decrease in software maintenance contract dollar amount, a loss in client base, a reduction in sales and marketing staff and the lack of new product offerings to their clients. Cost of revenue decreased $138,593 or 98% and was reduced to 1% of total revenues from 25% in the same period a year earlier.

Costs and expenses decreased $461,516 or 32% during the nine months ended September 30, 2004, versus the nine months ended September 30, 2003. The increase in interest and amortization of deferred debt cost of $38,543 was offset by the combined reduction in expenses for all other areas of $500,059 for the nine months ended September 30, 2004 as compared to 2003. The costs decreased $138,593, expenses for the general and administration department decreased $288,218, sales and marketing department decreased $104,152, research and development decreased $20,998, depreciation expense decreased $6,097 and miscellaneous income decreased $57,999 for the nine months ended September, 2004 as compared to 2003. In keeping with the goal to streamline costs yet achieve a working product, the Company is re-evaluating its current development strategy and resources resulting in a cutback of expenses.

General and Administrative expenses for the nine month period ending September 30, 2004, was $305,756 versus $593,974 for the same period prior year for a decrease of $288,219 or 49%. This decrease was mainly attributable to a decrease in rent expense of $206,768, telephone expense of $23,135, filing fees $22,148, vehicle expense 19,567 and miscellaneous items for $16,601.

Sales and Marketing expenses decreased $104,152 for the nine months period ended September 30, 2004, from $119,177 (2003) to $48,320 (2004) or a 59% decrease.
This decrease was mainly attributable to a decrease in professional consulting of $57,490, a decrease in salaries, commissions, benefits and payroll taxes in the aggregate of $38,833, and a decrease in miscellaneous items for $7,829.

Research and development for the nine months ended September 30, 2004, was $17,037 compared to $38,035 for the same period prior year for a decrease of $20,998. The decrease was due to the decline in salaries, benefits and payroll taxes in the aggregate of $24,356 and an increase in consulting expense of $3,358.

The net loss for the Company decreased 17% for the nine months ending September 30, 2004, to $716,712 from $862,645 for the nine months ending September 30, 2003. This was principally due to the decrease in both sales and expenses.

Three Months September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues for the three months ended September 30, 2004 were $71,068 versus three months ended September 30, 2003 of $92,806 decreased $21,738 or 23%. Costs for the three months ended September 30, 2004 were ($2,030) versus the three months ended September 30, 2003 of $22,422 decreased $24,452. Maintenance revenues decreased $25,829 or 29% during the three months ended September 30, 2004 from the three months ended September 30, 2003. This is attributable to the decrease in software maintenance contract dollar amount and loss of customer base in 2004.

Costs and expenses decreased $102,967 or 30% during the three months ended September 30, 2004 versus the three months ended September 30, 2003. General and administrative expenses decreased $26,940 or 32 % to $58,355 for the three months ended September 30, 2004 from $85,295 for the three months ended September 30, 2003. Research and development costs for the three month period ended September 30, 2004 increased by $467 compared to the prior period. Sales and marketing decreased $22,444 or 67% during the three months ended September 30, 2004 from the three months ended September 30, 2003. Depreciation expense decreased $349 due to the lack of asset purchases in 2004. During the three months ended September 30, 2004 compared to September 30, 2003, interest and amortization of deferred debt cost decreased from $202,508 to $173,259 or 14%.

The net loss for the Company decreased $81,229 or 32% for the three months ended September 30, 2004 to $174,231 from $255,460 for the three months ended September 30, 2003. This was principally due to overall decreased expenses that were in excess of the sales decrease.

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

The Company has contractual obligations of $3,114,981 as of September 30, 2004. These contractual obligations, along with the dates on which such payments are due are described below:

--------------------------------------------------------------------------------------------------------
Contractual Obligations                          Total      One Year or Less          More Than One Year
--------------------------------------------------------------------------------------------------------
Due to Related Parties                        $   11,630       $   11,630                 $        0
--------------------------------------------------------------------------------------------------------
Convertible Debentures                         2,129,237        1,879,237                    250,000
--------------------------------------------------------------------------------------------------------
Accounts Payable and Accrued Expenses            974,114          974,114                          0
--------------------------------------------------------------------------------------------------------
Total Contractual Obligations                 $3,114,981       $2,864,981                 $  250,000
--------------------------------------------------------------------------------------------------------

Below is a discussion of our sources and uses of funds for the nine months ended September 30, 2004 and 2003.

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2004 and 2003 was $229,017 and $460,531, respectively. The decrease in cash used from operating activities in the nine months ended September 30, 2004 versus 2003 of $231,514 was principally due to the decrease in net operating costs for the nine months.

Net Cash Provided By Investing Activities

Net cash provided by investing activities nine months ended September 30, 2004 and 2003 was $72 and $63 respectively, reflecting a change of $9. This reflected no significant change in restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $221,447 and $450,404 for the nine months ended September 30, 2004 and 2003, respectively, reflecting a decrease of $228,957.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 16, 2003, in the Court of Common Please of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expense at September 30, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During October 2004, $1,400 of the convertible debentures issued in September 2001, were converted into 7,000,000 shares of common stock and 15,535,714 shares of common stock were issued for liquidated damages relating to the notes issued December 2001.

During September 2004, $700 of the convertible debentures issued in September 2001, were converted into 7,000,000 shares of common stock.

During August 2004, $3,500 of the convertible debentures issued in September 2001, were converted into 14,000,000 shares of common stock and 7,222,222 shares of common stock were issued for liquidated damages relating to the notes issued December 2001.

During July 2004, $4,900 of the convertible debentures issued in September 2001, were converted into 7,000,000 shares of common stock. and 7,000,000 shares of common stock were issued for liquidated damages relating to the notes issued December 2001.

On May 7, 2004, we entered into a Securities Purchase Agreement, with four accredited investors that provides for the issuance of convertible notes payable up to an aggregate face value of $250,000 with simple interest accruing at the annual rate of 12% and warrants to acquire up to an aggregate 750,000 shares of our common stock. The convertible notes are due two years from the date of issuance. Interest payable on the convertible notes shall be paid quarterly commencing June 30, 2004. The holders shall have the right to convert the principal amount and interest due under the convertible notes into shares of DDS's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.0045 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The warrants have an exercise price of $0.0045 and expire on May 7, 2009.

During February 2004, the Company issued two convertible debentures for an aggregate amount of $45,000 with simple interest at 12%. The debentures are due February 2005. Interest shall be paid quarterly commencing March 2004. The holder shall have the right to convert the principal amount and interest due into common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

The Company is in default of $1,744,238 of outstanding debentures. Although the debenture holders have not pursued their rights under such debentures, there can be no assurances that such rights will not be exercised.

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

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)

      Date:  November 15, 2004      By: /s/ ANTHONY SHUPIN
                                        ----------------------------------------
                                        Anthony Shupin
                                        (President, Chief Executive Officer,
                                        Acting Chief Financial Officer
                                        and Director)

      Date:  November 15, 2004      By: /s/ MICHAEL J. PELLEGRINO
                                        ----------------------------------------
                                        Michael J. Pellegrino
                                        (Director - Chairman)

      Date:  November 15, 2004      By: /s/ VINCENT MORENO
                                        ----------------------------------------
                                        Vincent Moreno.
                                        (Director)

      Date:  November 15, 2004      By: /s/ ROBERT GOWELL.
                                        ----------------------------------------
                                        Robert Gowell
                                        (Director)