Form 10KSB
period 2004-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2005-04-15
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington,D.C. 20549
                                   FORM 10-KSB

(MarkOne)

|X| ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2004.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

                         Commission file number 0-26604

                        Digital Descriptor Systems, Inc.
                 (Name of small business issuer in its charter)

           Delaware                                      23-27700048
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2150 Highway 35, Suite 250, Sea Girt, New Jersey                        08750
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form10-KSB.

The issuer had revenues of $412,052 for the fiscal year ended December 31, 2004.

As of April 1, 2005 304,511,994 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on April 1, 2004 was approximately $213,158 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format     Yes |_|  No |X|

                                     PART I

ITEM 1.  Description of Business

General Business Development

      Digital Descriptor Systems, Inc. ("DDSI", the "Company", "us", "we", or "our"), a Delaware corporation incorporated in 1994, is the successor to Compu-Color, Inc., an Iowa corporation. The operations of DDSI were started as a division of ASI Computer Systems, Inc. of Waterloo, Iowa in 1986. Compu-Color, Inc. was formed in July 1989 and as of July 1, 1989 purchased the assets of the Compu-Color division of ASI Computer Systems, Inc.

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

While the majority of DDSI's sales are one time software based sales, DDSI does offer maintenance and support for their products. On a historical basis, DDSI has generated approximately $395,840 on an annual basis, or $1,187,519 over the past three years from these services. Year to year, service revenue generally accounts for an average of 52% of total revenue.

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

      Once the data is entered into the Compu-Capture(R) system, the visual image and textual material can be utilized in a variety of ways. The officer conducting a search can assign priorities or values to physical characteristics for the computer's search of the database of existing subjects. Features that are difficult to disguise or alter, such as facial scars, can be assigned higher values than other characteristics such as hair color or facial hair. Mug shots can be retrieved on the computer screen or printed individually, with or without textual information, or as part of a computer-generated line-up. The digitized mug shot and information can be transmitted to remote locations by telephone line or radio frequency or through computer networks and can be retrieved rapidly from central and/or remote locations.

      The Compu-Capture(R) system produces images that meet or exceed the suggested requirements of the Department of Justice National Crime Information Commission 2000 ("NCIC2000" ), the standard adopted by Federal Bureau of Investigation for the quality of mug shots and their transmission. NCIC2002 does not certify or otherwise approve any mug shot systems.

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

Compu-Capture(R) ActiveX32SQL

      Compu-Capture(R) ActiveX32 is a fully functioning executable product that image-enables (the process by which a text-based system has images linked to its data records by some unique identifier, which eliminates the need to re-key data and/or maintain multiple databases) any host based records or jail management system without costly integration. The advantage to this product is it eliminates multiple databases and duplicate data entry from one system to another.

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

      3. the royalty obligation shall continue for the duration of the Agreement

      4.    the agreement is an open-ended contract.

     The FMS performs its matching, storage and capturing functions under the FBI approved AINSI-NIST and NCIC 2000 regulations and the Compu-Capture(R) and Compu-Scan 3000 can be integrated with this software. Since it is completely scalable (from 500 to 500,000 files), DDSI can offer it for large national databases such as voter registration, driver's license or national security identification systems or to small jails.

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

DDSI management plans to execute an acquisition strategy. The make-up of the targeted acquisitions must include products and markets which complement and expand its present client base. Profitable, niche companies will be integrated into DDSI's growth through acquisition strategy. DDSI plans to use funding derived from external investors.

On March 1, 2005, DDSI and its wholly-owned subsidiary, CGM Applied Security Technologies, Inc. ("CGM Sub"), acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among DDSI, CGM Sub and CGM dated as of February 25, 2005.

      The principal amount of the Note is subject to adjustment based upon the average of (i) the gross revenues of CGM Sub for the fiscal year ending December 31, 2007 and (ii) an independent valuation of CGM Sub based upon the consolidated audited financial statements of the Company and CGM Sub for the fiscal years ended December 31, 2006 and 2007. In addition, the Company has granted CGM a secondary security interest in substantially all of its assets and intellectual property.

      In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the "Investors") which extended the maturity date of debt instruments issued on November 30, 2004 until March 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of (i) $0.0005 or (ii) 60% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share.

Sales by Geographic Area

      During each of the fiscal years ended December 31, 2004, 2003, and 2002, the percentage of revenues that DDSI has received from domestic customers has been approximately 99.9%. Foreign sales for 2004, 2003, and 2002 were $4,220, $4,220, and $4,927, respectively, or an aggregate for these years of approximately $13,367.

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

Research and Development

      DDSI spent $21,759 in 2004 and $44,765 in 2003 for a total of $66,524 on research and development in the last two years. This amount includes amounts spent on outside sources for assistance with Research & Development projects. None of these costs have been borne directly by our customers.

      The money spent was mainly on the continuing development of the FMS (Fingerprint Matching System) software.

Product Liability Insurance

      Although DDSI believes its products are safe, it may be subject to product liability claims from persons injured through the use of DDSI's marketed products or services. DDSI carries no direct product liability insurance, relying instead on the coverage maintained by its distributors and manufacturing sources from which it obtains product. There is no assurance that this insurance will adequately cover any liability claims brought against DDSI. There also can be no assurance that DDSI will be able to obtain its own liability insurance (should it seek to do so) on economically feasible terms. DDSI's failure to maintain its own liability insurance could materially adversely affect its ability to sell its products in the future. Although no product liability claims have been brought against DDSI to date, if there were any such claims brought against DDSI, the cost of defending against such claims and any damages paid by DDSI in connection with such claims could have a materially adverse impact upon DDSI, including its financial position, results of operations and cash flows.

Patents, Trademarks and Licenses

      DDSI has one patent application, number 09/08/800, for a "Device and Method for Scanning and Mapping a Surface," which was filed in October 1998. The primary use of the device is a contactless fingerprinting system. Due to the cessation of the development of the Compu-Scan product DDSI, does not intend to pursue this patent application any further.

      DDSI owns the proprietary rights to the software used in the Compu-Capture(R) programs. In addition, DDSI owns the rights to the trademarks "Compu-Capture(R)", "Compu-Color(R)" and "Compu-Scan(R)", all trademarks have been registered with the United States Patent and Trademark Office.

Description of Business of CGM

      CGM is a manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Products

      CGM has a patent on its Secure Tract tape, super seals water gum tape, and sentry sensor. It also has exclusive rights on NAVATECH products and all seals. In addition, CGM provides authentication technology and products to clients to act as brand protection elements to finished goods. This brand protection technology can help manufacturers reduce the incidences of "knock-offs" that are common in the garment and accessory businesses. CGM's core products are: CGM Tapes, Self-Wound Security Tape, Void Labels and Void Tape for Bag Closure, SUPERSEALS(R), Custom Coated Products, CGM Conductive Inks and Membrane Switch Components, EMAPS(R), Locks, Sentry Sensor(R) and other representative items.

      SUPERSEAL(R) and self-voiding carton sealing tape known as SECURE T.R.A.C.(R) show a customized signature if attempts are made at removing them. If cut and resealed, SUPERSEAL(R) further shows an "opened" legend on the seal's center surface. With self-wound void tape, any attempt at resealing is negated by the surface coating on the tape. An "opened" legend is also left on the tape if removed. Since the products are manufactured in-house, CGM controls all features and has the ability to customize the products to the customer's needs. CGM also offers converted labels, seals, and money bags. CGM manufactures a variety of adhesives, graphics and die cut label configurations for companies whose logos always appear on the tape or label for security purposes. No generic product can be substituted for this product since no one makes an identical product.

         Uses for this product and technology include such items as:

      o     Aircraft and truck seals

      o     Fiber and Steel drum seals

      o     Motor Vehicle inspection seals

      o     Box or container closure seals

      o     Cash bag components

      o     Computer seals

      o     Validation devices

      o     General security products

      Once CGM's products are applied to a particular surface, any attempt at removal will leave a sign in the form of an indelible word or legend on the tape and a removable or permanent legend on the enclosure. The EMAPS(R) or Electro-Magnetic Asset Protection System, reflects entry by sending an electronic signal if cut. EMAPS(R) products function without the need to identify a cut visually. Both products, the labels and the scanners, are unique and only manufactured by CGM. EMAPS(R) and SECURE T.R.A.C.(R) have been patented.

Production Process

      TheCGM manufacturing process can best be described as one of "converting". CGM takes highly processed materials, which are manufactured elsewhere, and converts them into finished products.

      CGM purchases processed materials from 6 to 8 key suppliers, including Dupont, Adhesive Research, Sun Microsystems and Video Jet. For OEM products, CGM purchases from approximately 15 different companies. CGM has an exclusive distribution relationship in connection with some of these products, while for other products CGM is one of few or many resellers.

Markets & Customers

      The primary factors behind the need for CGM's products are: (i) the escalation of cargo theft and tampering, (ii) the need for enhanced cargo security because of the fear of terrorism, (iii) damage control of freight and cargo, (iv) the need for security products, (v) brand protection and authentication requirements and (vi) governmental and regulatory requirements.

      CGM is certified by the Customs-Trade Partnership Against Terrorism ("C-TPAT"), a joint initiative between government and business designed to protect the security of cargo entering the United States while improving the flow of trade. C-TPAT requires importers to take steps to assess, evolve and communicate new practices that ensure tighter security of cargo and enhanced security throughout the entire supply chain. In return, their goods and conveyances will receive expedited processing into the United States

Principal Customers

      CGM's current client base includes over 2000 national and international companies, including producers of high value items such as perfumes, computers, silicon chips, jewelry, cash and negotiable documents. The market for tamper evidence includes flavors, fragrances, foodstuffs and components. CGM's products are used by major airlines, pharmaceutical clients and numerous government agencies. CGM's products have also been recommended by major insurance companies

Sales

      CGM has four salespeople for domestic sales and representative distributors for sales abroad. CGM supplements its sales force with Internet advertising, trade shows, and PR benefits from Erik Hoffer's chairmanship of education for the National Cargo Security Council.

Competition

      Several other companies manufacture products that are similar to CGM's self-voiding label stock. Their products are limited in scope and do not adequately address the issues of tampering by virtue of their inability to withstand the normal means of breaching adhesive products. However, new innovations and better sales/marketing by other companies with a product-solutions market approach could affect our ability to market our products. Currently, no other company manufactures the self-voiding label stock vertically or sells the finished product in a customized tape or seal form like CGM does. As both a manufacturer and converter, CGM delivers finished goods to users in response to their individual needs. CGM can modify its products through all phases of its development to make it user friendly and compatible with the needs of its desired application.

      No other company in the industry offers the array of products that CGM offers. There are approximately 12 seal manufacturers that offer seals and compete with each other over price. CGM sells through threat assessment and determines products on the basis of functionality.

Industry Trends

      It is estimated that losses from cargo theft each year reach 30-50 billions dollars globally and 12 billion dollars in the US, and that these numbers will continue to rise. (L.H. Gray, Facing the Growing Problem of Loss and Theft).

Employees

      DDSI employs total of 17 full time employees, of whom 13 are employed by CGM. CGM also employs one part-time employee.

ITEM 2.  Description of Property

      DDSI operates from a single location. In May 2000, DDSI entered into a five-year operating lease for its office facility. The office facility was located at 446 Lincoln Highway, Fairless Hills, PA19030, and originally contained 5,900 square feet of office space. In July 2002, DDSI downsized the leased space to 4,460 square feet. In August of 2003 the Company abandoned this office space. (See Legal Proceedings) The Company now operates at 2150 Highway 35, Sea Girt, New Jersey on a three-month lease which ends in March 2005. Future minimum lease commitment in connection with this lease is $1,500.

      CGM Applied Security Technologies operates from two locations. The administrative offices are located in Somerset, NJ and the production facility is located in Staten Island, NY.

ITEM 3.  Legal Proceedings

On October 16, 2003, in the Court of Common Pleas of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,707. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expense at December 31, 2004.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

None.

                                     PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters

      DDSI's common stock has been quoted on the OTC Bulletin Board since July 7, 1997 under the symbol "DDSI". As of November 4, 1999 DDSI's shares traded on the pink sheets. DDSI returned to trading on the OTC Bulletin Board effective February 23, 2001, but as of June30, 2003 began trading on the pink sheets. The following table set forth, the high and low bid prices for the common stock for the quarters indicated. As of April 1, 2005 there were approximately 2,800 shareholders of record.

                                                  Common Stock
                                                    Bid Price
                                                    ---------

Calendar Year 2003                           Low              High
------------------

First Quarter                              $0.0003          $0.0032
Second Quarter                             $0.0004          $0.005
Third Quarter                              $0.001           $0.0026
Fourth Quarter                             $0.0001          $0.002

Calendar Year 2004

First Quarter                              $0.001           $0.0055
Second Quarter                             $0.0015          $0.0085
Third Quarter                              $0.0004          $0.0027
Fourth Quarter                             $0.0004          $0.0009

Calendar Year 2005
First Quarter                              $0.0004          $0.0026

      As of April 1, 2005, there were 304,511,994 shares of common stock issued and outstanding.

      We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

      During January 2005, $2,500 of the convertible debentures issued in September 2001, were converted into 9,920,635 shares of common stock. And 9,920,635 shares were issued for liquidated damages relating to the notes issued December 2001

      During January 2005, $1,400 of the convertible debentures issued in September 2001, were converted into 7,000,000 shares of common stock.

      During February 2005, $3,100 of the convertible debentures issued in September 2001, were converted into 19,375,000 shares of common stock. And 19,375,000 shares were issued for liquidated damages relating to the notes issued December 2001

      During February 2005, $2,520 of the convertible debentures issued in September 2001, were converted into 14,000,000 shares of common stock.

      During March 2005, $3,400 of the convertible debentures issued in September 2001, were converted into 17,000,000 shares of common stock. And 17,000,000 shares were issued for liquidated damages relating to the notes issued December 2001

      During March 2005, $3,000 of the convertible debentures issued in September 2001, were converted into 15,000,000 shares of common stock.

      During April 2005, $1,000 of the convertible debentures issued in September 2001, were converted into 5,000,000 shares of common stock.

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

      On November 30, 2004, we entered into a Securities Purchase Agreement, with four accredited investors that provides for the issuance of convertible notes payable up to an aggregate face value of $3,500,000 with simple interest accruing at the annual rate of 12% and warrants to acquire up to an aggregate 6,195,000 shares of our common stock. The convertible notes are due three years and three months from the date of issuance. Interest payable on the convertible notes shall be paid quarterly commencing December 31, 2004. The holders shall have the right to convert the principal amount and interest due under the convertible notes into shares of DDS's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.0005 or (2) 60% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The warrants have an exercise price of $0.001 and expire on January 31, 2012.

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

      o Additionally, DDSI plans to execute an acquisition strategy based upon fund availability.

DDSI is also adding additional product lines as a Value Added Reseller. Technologies related to DDSI's core business can bring additional cash flow with relatively small internal development capital outlay.

DDSI's long-term objective is as follows:

      o To seek additional products to sell into its basic business market - Criminal Justice - so that DDSI can generate sales adequate enough to allow for profits. New products include biometric devices such as FMS (Fingerprint Matching System) and our integrated digital image and fingerprint package, Identify on Demand.

      DDSI believes that it will not reach profitability until the year 2006. Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet DDSI's liabilities and commitments as they become payable. DDSI has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. If DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. A recent financing has been obtained and the underlying shares are being registered in this registration statement (see "Selling Shareholders" and "Recent Financing" on page 40).

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

      o Acquire and effectively add management support to profitable companies complementary to its broadened target markets.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      Revenues for the year ended December 31, 2004 of $412,052 decreased $238,598 or 37% from the year ended December 30, 2003. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The decrease in DDSI's revenue is attributed to discontinued sales of the SI-3000 product line. SI-3000 products' largest revenue impact was in software sales. During 2004, DDSI recognized revenue of $115,355 from software sales and software maintenance agreements from previous installations of SI-3000. Maintenance revenues decreased $79,856 or 24% from the year ended December 31, 2003 primarily due to a decrease in DDSI's customer base and contract dollar amount.

      Cost of revenue for the year ended December 31, 2004 was $44,783 a decrease of $42,943 or 49% from the prior year. The decrease was attributable to the decrease in SI-3000 projects. Cost of revenue sold as a percentage of revenue for the year ended December 31, 2004 was 10% of total revenues, versus 13% the year earlier.

      Total costs and expenses increased $1,168,027 or 60% during the year ended December 31, 2004 versus the year ended December 31, 2003. The increase is due primarily to interest expense and financing costs for new debentures in 2004.

      General and Administrative expenses for the year ending December 31, 2004 were $407,642 versus $742,982 for the prior year for a decrease of $335,340 or 45%. This decrease was mainly attributable to a decrease in rent and related costs which totaled $209,373.

      Sales and Marketing expenses decreased $106,748 for the year ended December 31, 2004 from $171,762 or a 50% decrease. This decrease was mainly attributable to a decrease in professional services of $57,490 and a decrease in salaries, benefits and payroll taxes in the aggregate of $38,502.

      Research and development for the year ended December 31, 2004 was $21,759 compared to $44,765 for the same period prior year for a decrease of $23,006, which was due in part to a decrease in salaries, benefits and payroll taxes in the aggregate of $23,818.

      The net loss for DDSI increased 108% for the year ended December 31, 2004 to $2,713,483 from $1,306,857 for the year ended December 31, 2003. This was principally due to the increase in interest expense and financing costs.

      Net cash used in operating activities for the year ended December 31, 2004 and 2003 was $292,670 and $620,061, respectively. The decrease in cash used by operating activities in the year ended December 31, 2004 of $327,391 was principally due to the decrease in operating expenses discussed above.

      Net cash provided by financing activities was $3,332,149 and $655,799 for the year ended December 31, 2004 and 2003, respectively, reflecting a decrease of $2,665,350. This increase was principally due to an increase in proceeds from issuance of convertible debenture.


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

       At December 31, 2004, DDSI had assets of $3,573,541 compared to $553,946 on December 31, 2003 an increase of $3,019,595 and shareholder deficiency of $3,385,003 on December 31, 2004 compared to shareholder deficiency of $2,605,403 on December 31, 2003, a decrease of $779,600. This increase in shareholder deficiency for the year ended December 31, 2004 resulted from the net loss for the year ended December 31, 2004 of $850,252, offset by the issuance of Common Stock and the debt discounts related to the issuance of convertible debentures.

      As of December 31, 2004, DDSI had a negative working capital of $3,386,733, a change of $779,600 from a negative working capital of $2,607,133 at December 31, 2003. The increase in negative working capital was a result of a decrease in cash balances of $29,856, a decrease of accounts receivable of $67,800, a reduction in prepaid expenses of $63,800, an increase in debt discount and deferred financing cost asset of $127,506, a decrease in accounts payable of $73,588, a decrease in accrued expenses of $1,187, a decrease in deferred income of $193,425 and an increase in convertible debentures of $3,781,000.

Recent Developments

      On March 1, 2005, DDSI and its wholly-owned subsidiary, CGM Applied Security Technologies, Inc. ("CGM Sub"), acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among DDSI, CGM Sub and CGM dated as of February 25, 2005.

      The principal amount of the Note is subject to adjustment based upon the average of (i) the gross revenues of CGM Sub for the fiscal year ending December 31, 2007 and (ii) an independent valuation of CGM Sub based upon the consolidated audited financial statements of the Company and CGM Sub for the fiscal years ended December 31, 2006 and 2007. In addition, the Company has granted CGM a secondary security interest in substantially all of its assets and intellectual property.

      In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the "Investors") which extended the maturity date of debt instruments issued on November 30, 2004 until March 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of (i) $0.0005 or (ii) 60% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share.

ITEM 7.  Financial Statements

      The report of the independent registered public accounting firm and financial statements are set forth in this report beginning on Page F-1.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

ITEM 8A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

      As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Set forth below is certain information regarding our directors and executive officers. Our Board of Directors is comprised of four directors. There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until our next annual meeting of our stockholders and until his successor is elected and qualified or until such director's earlier death, removal or termination.

Name                        Age     Position with Company
----                        ---     ---------------------

Anthony Shupin              50      Director, Chief Executive Officer, President

Michael Pellegrino          56      Senior Vice President, CFO and Director

Robert Gowell               37      Director

Vincent Moreno              62      Director

Erik Hoffer                 58      Executive Vice President and Director

      Anthony Shupin became CEO and President of DDSI in October 2003. His affiliation with DDSI began as a member of the Board of Directors in January 2002. His experience includes over 20 years of executive management, sales and marketing management and project and program management with technology computing, aerospace and professional services companies. Prior to DDSI, Mr. Shupin served in several capacities in the Technology and Management Consulting field. He founded TShupin and Associates, a management consulting firm focused on assisting clients in the areas of Sales and Marketing, New Business Start-Up, Operational Analysis and Business/Technology Synchronization. At Deloitte Consulting, he directed activities as a Business Development Executive in the Communications and Media practice. Mr. Shupin's background also includes a role as Director of International Business Development at the world's first commercial satellite aerospace company.

      A graduate of Colby College, Waterville, Maine, Mr. Shupin has extended his education at Rutgers University, Cook College in Geographic Information Systems and Remote Sensing training.

      Michael Pellegrino became Senior Vice President & CFO in February 2005. He originally joined DDSI in 1995 as Vice President & Chief Financial Officer. In March 2002, he was appointed President, Chief Executive Officer and Chief Financial Officer, Secretary and a Director of DDSI. From 1984 to 1995, Mr. Pellegrino was Vice President and CFO of Software Shop Systems, Inc. From 1979 to 1984, he was a regional controller for Capital Cities/ABS, and from 1972 to 1979 as Director of Financial Systems for ADP. Mr. Pellegrino has a Bachelors degree in accounting from MSU and a Masters in Finance from Rutgers University.

      Robert Gowell has been a director of the Company since 2001. He was the Company's Co-Chairman and Chief Executive Officer from January 2002 until June 2002. He is a retired Deputy U.S. Marshal who has worked out of the New York and Pennsylvania offices from 1991 to 2001. He earned his B.S. in Management and Finance from the City University of New York. He is currently working on his MBA at Kutztown University.

      Vincent Moreno has been a director of the Company since January 2002. Mr. Moreno provides DDSI with over 30 years of experience from a technical and business environment, with the past 23 years at the executive management level. Since 2002, Mr. Moreno has been doing consulting work for various software development firms. From 1998- 2002, he was President and General Manager of PayPlus Software, Inc., a provider of payroll software to the Professional Employer Organization marketplace. He served as Vice President of Operations at DDSI from 1996 to 1998. From 1989 to 1995, he served as President and CEO of Mainstem Corporation, a national provider of software services.

      Erik Hoffer was appointed as Executive Vice President and a director of the Company and President of CGM Sub in March 2005. Prior to joining the Company, Mr. Hoffer has been the president and chief executive officer of CGM, which he created in 1977. Prior to starting CGM, Mr. Hoffer was the national sales manager of Lamart Corporation from 1972-1977. For the past 37 years, Mr. Hoffer has designed and patented a number of theft control, authentication, barrier and theft detection products. He holds many patents and a considerable amount on corporate trade secrets in manufacturing these products. He is considered an expert in the areas of adhesive coating, conductive inks and cargo security science. For the past four 4 years, Mr. Hoffer has been the chairman of educational events for the National Cargo Security Council and previously the co-chairman of the NCSC GMATS program. Mr. Hoffer received a B.S. in industrial psychology from Northeastern University. He also holds an associates degree in transportation and traffic management.

Code of Ethics

      The Company has not formally adopted a written code of ethics that governs all of our officers, directors and finance and accounting employees. The draft code of ethics is filed herewith as Exhibit 14.1

Section 16 Beneficial Ownership Compliance

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

      To DDSI's knowledge, based solely on its review of the copies of such reports furnished to DDSI and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the following individuals have filed their Form 3s late: Anthony Shupin, Vincent Moreno and Erik Hoffer and the following individuals have filed their Form 4s late: Michael Pellegrino and Robert Gowell.

ITEM 10. Executive Compensation

      The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000 during fiscal 2004, 2003 and 2002.

                                                                             Long Term Compensation
                    Annual Compensation                                Awards           Payouts
Name and                                                                    Securities
Principal                                                        Restricted Underlying              Other
Position                                         Other Annual      Stock     Options/    LTIP       Compensation
                   Year         Salary     Bonus Compenation($)    Award($)   Sar (#)  Payouts($)    ($)
($)

Anthony Shupin     2004         $108,000       0             0             0          0       0        0

President & CEO    2003         $108,000       0             0             0          0       0        0

                   2002                0       0             0             0          0       0        0

Michael J.         2004          $52,000       0             0             0          0       0        0

Pellegrino*        2003         $115,000       0             0             0          0       0        0

                   2002         $115,000       0             0             0          0       0        0

*Mr. Pellegrino resigned as President and Chief Executive Officer effective October 6, 2003. In 2004, Mr. Pellegrino served as Chairman of the Board and as a consultant to the Company.

Options/SAR Grants in Last Fiscal Year

                                                       % of Total
                          Number of Securities     Options/SARS Granted
                          Underlying               to Employees in         Exercise or Base
Name                      Options/SARS Granted     Fiscal Year             Price ($/Sh)            Expiration Date
------------------------- ------------------------ ----------------------- ----------------------- -----------------------
Michael J. Pellegrino,
CFO                                  0                      N/A                     N/A                     N/A

Anthony Shupin,
President & CEO                      0                      N/A                     N/A                     N/A

Aggregated Option/SAR Exercises

      None exercised

Employment Agreements

      Anthony R. Shupin, Chairman, President and Chief Executive Officer. Mr. Shupin was re-appointed as Chairman, President and Chief Executive Officer effective February, 2005. On February 25, 2005, DDSI entered into a five-year employment agreement with Mr. Shupin, which entitled him to a base salary of $215,000 per year, which may at the Board of Directors discretion adjust his base salary (but not below $215,000 per year). Mr. Shupin is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Shupin will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Shupin shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Plan, Mr. Shupin will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of DDSI. The Company may grant Mr. Shupin, following the first anniversary of the date hereof and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Shupin will be entitled to 25 vacations days per year at such times as may be mutually agreed with the Board of Directors. DDSI will provide Mr. Shupin a monthly car allowance of Six Hundred Dollars ($600.00) along with related car expenses.

      Michael J. Pellegrino, Senior Vice President and Chief Financial Officer. Mr. Pellegrino was appointed as Senior Vice President and Chief Financial Officer effective February 25, 2005. On February 25, 2005, DDSI entered into a five-year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $175,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $175,000 per year). Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of DDSI. DDSI may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Pellegrino will be entitled to 25 vacation days per year at such times as may be mutually agreed with the Board of Directors. DDSI shall also furnish Mr. Pellegrino with monthly car allowance of Six Hundred Dollars ($60.00) and related car expenses.

      DDSI has an employment agreement with Erik Hoffer, pursuant to which Mr. Hoffer will be employed as Executive Vice President of the Company for an initial term of three years, which may be extended, and President of CGM Sub for an initial term of one year, which may be renewed for successive one-year terms. Pursuant to the Employment Agreement, Mr. Hoffer will receive a base salary of $200,000, a bonus of 5% of the gross margin sales increase over the prior year's gross margin sales of CGM products and customary benefits and reimbursements.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table lists stock ownership of our common stock as of April 1, 2005. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Percentage of beneficial ownership is based upon 304,511,994 shares of common stock outstanding at April 1, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of April 1, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 1, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

                                                     Beneficial Ownership
Name and Address of                                  of Common Stock No. of
Beneficial Owner            Title                    Shares            Percent of Class
----------------            -----                    -------           ----------------
Anthony R. Shupin           Chairman, CEO and        15,000,000           4.9%
2150 Hwy 35, Suite 250      President
Sea Girt, NJ 08750


Michael Pellegrino          Senior Vice President,   15,335,000           5.0%
2150 Hwy 35, Suite 250      Chief Financial Officer
Sea Girt, NJ 08750          & Director


Robert Gowell               Director                     96,300             *
2150 Hwy 35, Suite 250
Sea Girt, NJ 08750


Vincent Moreno              Director                          0
2150 Hwy 35, Suite 250
Sea Girt, NJ 08750


Erik Hoffer                 Executive Vice                     0            *
2150 Hwy 35, Suite 250
President and Director
Sea Girt, NJ 08750


All Officers  & Directors
As a Group                                           30,431,300(1)         9.9%

------------------------
* less than 1%

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

ITEM 12. Certain Relationships and Related Transaction

      A director to the Company provided consulting services during 2003. For the year ended December 31, 2003 the services amounted to $51,980. As of December 31, 2003 the company owes the director $22,630 with no repayment terms.

      A director to the Company provided consulting services during 2004. For the year ended December 31, 2004 the services amounted to $52,000.

      The Company also owes the former chief executive officer of the Company $18,260 at December 31, 2004 for back payroll and sundry expenses with no repayment terms.

ITEM 13. Exhibits

Exhibit
Number      Description

3.1         Certificate of Incorporation of the Company. Incorporated June 13,
            1994 (1)
3.2         Restated Articles of Incorporation of the Issuer, May 21, 1997 (1).
3.3         Amended Articles of Incorporation (1)
3.4         Amended Articles of Incorporation dated October 9, 2001 (5)
3.5         By-Laws of the Company (1)
4.1         Warrant Agreement with AJW Partners, LLC (4)
4.2         Warrant Agreement with New Millennium Capital Partners II, LLC (4)
4.3         Stock Purchase Warrant Agreement with AJW Partners LLC (5)
4.4 Stock Purchase Warrant Agreement with New Millennium Capital Partners II LLC (5)
4.5         Stock Purchase Warrant Agreement with Bristol Investment Fund, Ltd.
            (5)
4.6         Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC
            (8)
4.7         Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (8)
4.8 Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (January 10, 2003) (9)
4.9         Stock Purchase Warrant Agreement with AJW Partners, LLC (January 10,
            2003) (9)
4.10 Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (January 10, 2003) (9)
4.11 Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (February 27, 2003) (10)
4.12 Stock Purchase Warrant Agreement with AJW Partners, LLC (February 27, 2003) (10)
4.13 Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (February 27, 2003) (10)
4.14 Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC (March 31, 2003) (10)
4.15        Stock Purchase Warrant Agreement with AJW Partners, LLC (March 31,
            2003) (10)
4.16        Stock Purchase Warrant Agreement with AJW Offshore, Ltd. (March 31,
            2003) (10)
4.17        Secured Convertible Debenture Purchase Agreement (4)
4.18        12% Convertible Debenture with AJW Partners, LLC (4)
4.19        12% Convertible Debenture with New Millennium Capital Partners II,
            LLC (4)
4.20        Secured Convertible Debenture with AJW Partners LLC (5)
4.21        Secured Convertible Debenture with New Millennium Capital Partners
            II LLC (5)
4.22        Secured Convertible Debenture with Bristol Investment Fund, Ltd. (5)
4.23        Secured Convertible Debenture with AJW Qualified Partners, LLC (8)
4.24        Secured Convertible Debenture with AJW Offshore, Ltd. (8)
4.25 Secured Convertible Debenture with AJW Qualified Partners, LLC (January 10, 2003) (9)
4.26        Secured Convertible Debenture with AJW Partners, LLC (January 10,
            2003) (9)
4.27        Secured Convertible Debenture with AJW Offshore, Ltd. (January 10,
            2003) (9)
4.28 Secured Convertible Debenture with AJW Qualified Partners, LLC (February 27, 2003) (10)
4.29        Secured Convertible Debenture with AJW Partners, LLC (February 27,
            2003) (10)
4.30        Secured Convertible Debenture with AJW Offshore, Ltd. (February 27,
            2003) (10)
4.31 Secured Convertible Debenture with AJW Qualified Partners, LLC (March 31, 2003) (10)
4.32        Secured Convertible Debenture with AJW Partners, LLC (March 31,
            2003) (10)
4.33        Secured Convertible Debenture with AJW Offshore, Ltd. (March 31,
            2003) (10)
4.34 Secured Convertible Debenture with AJW Qualified Partners, LLC (October 1, 2003) (11)
4.35        Secured Convertible Debenture with AJW Offshore, Ltd. (October 1,
            2003) (11)
4.36 Secured Convertible Debenture with AJW Qualified Partners, LLC (November 26, 2003) (11)
4.37        Secured Convertible Debenture with AJW Offshore, Ltd. (November 26,
            2003) (11)
4.38 Secured Convertible Debenture with AJW Qualified Partners, LLC (December 3, 2003) (11)
4.39        Secured Convertible Debenture with AJW Offshore, Ltd. (December 3,
            2003) (11)
4.40        10% Convertible Note to Robert Gowell (4)
4.41        Second Amendment to Secured Convertible Debenture Purchase Agreement
            (4)
4.42 Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated November 30, 2004 (12)
4.43 Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated November 30, 2004 (12)
4.44        Callable Secured Convertible Note in the name of AJW Offshore, Ltd.
            dated November 30, 2004 (12)
4.45 Callable Secured Convertible Note in the name of AJW Partners, LLC dated November 30, 2004 (12)
4.46 Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated November 30, 2004 (12)
4.47 Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated November 30, 2004 (12)
4.48 Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated November 30, 2004 (12)
4.49 Stock Purchase Warrant in the name of AJW Partners, LLC dated November 30, 2004 (12)
4.50 2.86% Secured Convertible promissory Note in the name of CGM Security Solutions, Inc. dated February 25, 2005 (13)
10.1 Employee 1997 Stock Option Plan adopted by the Board of Directors February 24, 1998 and subject to stockholder ratification. (1)
10.2        Registration Rights Agreement (4)
10.3        Registration Rights Agreement (5)
10.4        Securities Purchase Agreement (5)
10.5        Security Agreement (5)
10.6        Amendment No. 1 to Securities Purchase Agreement dated December 31,
            2001 (6)
10.7 Private Placement Agreement Letter with AJW Qualified Partners, LLC and AJW Offshore, Ltd (8)
10.8        Securities Purchase Agreement (January 10, 2003) (9)
10.9        Registration Rights Agreement (January 10, 2003) (9)
10.10       Security Agreement (January 10, 2003) (9)
10.11       Intellectual Property Security Agreement (January 10, 2003) (9)
10.12 Securities Purchase Agreement dated November 30, 2004 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
            (12)
10.13 Registration Rights Agreement dated November 30, 2004 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
            (12)
10.14 Security Agreement dated November 30, 2004 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (12)
10.15 Intellectual Property Security Agreement dated November 30, 2004 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (12)
10.16 Guaranty and Purchase Agreement dated November 30, 2004 by and among the Company, New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC and Anthony Shupin (12)
10.17 Guaranty and Purchase Agreement dated November 30, 2004 by and among the Company, New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC and Michael Pellegrino (12)
10.18 Security Agreement dated February 25, 2005 by and between CGM Applied Security Technologies, Inc. and CGM Security Solutions, Inc.
            (13)
10.19 Intellectual Property Security Agreement dated February 25, 2005 by and between CGM Applied Security Technologies, Inc and CGM Security Solutions, Inc. (13)
10.20 Letter Agreement, by and among the Company, AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. and AJW Qualified Partners, LLC, dated January 31, 2005 (13)
10.21 Asset Purchase Agreement dated February 25, 2005 by and among the Company, CGM Applied Security Technologies, Inc. and CGM Applied Security Solutions. (13)
10.22 Employment Agreement, dated February 25, 2005, by and among the Company, CGM Applied Security Technologies, Inc. and CGM Security Solutions, Inc. and Eric Hoffer (13)
10.23 Employment Agreement dated February 25, 2005 by and among the Company and Anthony Shupin
10.24 Employment Agreement dated February 25, 2005 by and among the Company and Michael J. Pellegrino
14.1        Code of Ethics
21.1        Subsidiaries
31.1        Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
            Section 302
31.2        Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
            Section 302
32.1        Certification by Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350
32.2        Certification by Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350
(1) Previously filed on Form 10-SB September 20, 2000, File No. 0-26604
(2) Previously filed on Form 10-SB/A November 17, 2000, File No. 0-26604
(3) Previously filed on Form SB-2 May 1, 2001, File No. 333-59888

(4) Previously filed on Form SB-2, Amendment 2, August 29, 2001, File No. 333-59888
(5) Previously filed on Form SB-2, February 13, 2002, File No. 333-82662
(6) Previously filed on Form SB-2, Amendment No. 1, May 9, 2002, File No. 333-82662
(7) Previously filed on Form SB-2, Amendment No. 2, Jun 25, 2002, File No. 333-82662
(8) Previously filed on Form SB-2, Amendment No. 5, October 10, 2002, File No. 333-82662
(9) Previously filed on Form SB-2, February 12, 2003, File No. 333-103143
(10) Previously filed on Form SB-2, Amendment No. 1, May 7, 2003, File No. 333-103143
(11) Previously filed on the Annual Report on Form 10-K, dated April 20, 2004
(12) Previously filed on Form 8-K, dated December 6, 2004
(13) Previously filed on Form 8-K dated March 3, 2005.

ITEM  14.   Principal Accountant Fees and Services

      Audit Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company, our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2004 and 2003 were $41,480 and $33,855, respectively.

      Audit-Related Fees. The Company did not engage its principal accountants to provide assurance or related services during the last two fiscal years.

      Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2004 and 2003 were $3,000 and $12,100, respectively.

      All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Digital Descriptor Systems, Inc.


                                  By: /s/  Anthony Shupin
                                    ------------------------------------------
                                      Anthony Shupin, Chairman, President, and
                                      Chief Executive Officer

                                      Dated:   April 15, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ------------
By:      /s/ Anthony Shupin                 Chairman, President, and Chief,             April 15, 2005
         ------------------
         Anthony Shupin                     Executive Officer

By:      /s/ Michael Pellegrino             Senior Vice President and Chief             April 15, 2005
         ------------------------
         Michael Pellegrino                 Financial Officer, Director

By:      /s/ Erik Hoffer                    Executive Vice President and                April 15, 2005
         ---------------
         Erik Hoffer                        Director

By:      /s/ Vincent Moreno                 Director                                    April 15, 2005
         ------------------
         Vincent Moreno

By:      /s/ Robert Gowell                  Director                                    April 15, 2005
         ------------------
         Robert Gowell

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        CONTENTS TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                                                                         PAGE

Report of Independent Registered Public Accounting Firm                  F-1

Audited Financial Statements:

      Balance Sheet as of December 31, 2004                              F-2

      Statements of Operations for the Years Ended
        December 31, 2004 and 2003                                       F-3

      Statements of Shareholders' Impairment for the Years Ended
        December 31, 2004 and 2003                                       F-4

      Statements of Cash Flows for the Years Ended
        December 31, 2004 and 2003                                    F-5 - F-6

Notes to Financial Statements                                         F-7 - F-19

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders Digital Descriptor Systems, Inc.

We have audited the accompanying balance sheet of Digital Descriptor Systems, Inc., as of December 31, 2004, and the related statements of operations, shareholders' impairment and cash flows for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 25, 2005

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004

                                     Assets
Current  Assets
   Cash                                                                            $     21,905
   Restricted cash                                                                    3,058,431
   Accounts receivable, less allowance for uncollectible accounts
     of $38,084                                                                          68,529
   Debt discount and deferred financing costs, net                                      422,946
                                                                                   ------------

      Total Current Assets                                                            3,571,811

Other Assets
   Security deposit                                                                       1,730
                                                                                   ------------

      Total Assets                                                                    3,573,541
                                                                                   ============

                    Liabilities and Shareholders' Impairment

Current Liabilities
   Accounts payable                                                                     137,582
   Accrued expenses                                                                     309,774
   Accrued interest                                                                     680,067
   Due to officer and director                                                           13,830
   Deferred income                                                                      189,453
   Convertible debentures                                                             5,627,838
                                                                                   ------------

      Total Current Liabilities                                                       6,958,544


Shareholders' Impairment
   Preferred stock, $.001 par value: authorized shares - 1,000,000;
     issued and outstanding shares - none                                                    --
   Common stock, $.001 par value: authorized shares - 9,999,000,000;
     issued and outstanding shares - 210,716,359                                        210,716
   Additional paid-in capital                                                        19,466,724
   Accumulated deficit                                                              (23,062,443)
                                                                                   ------------

      Total Shareholders' Impairment                                                 (3,385,003)
                                                                                   ------------

      Total Liabilities and Shareholders' Impairment                               $  3,573,541
                                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                       ------------------------------
                                                            2004             2003
                                                       -------------    -------------
Revenues
   Software                                            $      43,839    $      98,223
   Hardware                                                  112,272          187,350
   Maintenance                                               253,361          333,217
   Other                                                       2,580           31,860
                                                       -------------    -------------

Total revenue                                                412,052          650,650

Costs and Expenses
   Cost of revenues                                           44,782           87,726
   General and administrative                                407,642          742,982
   Sales and marketing                                        65,014          171,762
   Research and development                                   21,759           44,765
   Interest and amortization of deferred debt costs        2,530,210          911,929
   Other income and expenses, net                             56,127           (1,657)
                                                       -------------    -------------

Total expenses                                             3,125,534        1,957,507
                                                       -------------    -------------

      Net Loss                                         $  (2,713,482)   $  (1,306,857)
                                                       =============    =============


      Net Loss Per Common Share (Basic and Diluted)    $       (0.02)   $       (0.01)
                                                       =============    =============

Weighted Average Number of Common Shares Outstanding
      Basic and Diluted                                  167,554,639       99,857,314
                                                       =============    =============

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                     STATEMENTS OF SHAREHOLDERS' IMPAIRMENT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                Common Stock           Additional
                                                        ---------------------------     Paid in        Accumulated    Shareholders'
                                                           Shares         Amount        Capital          Deficit       Impairment
                                                        ------------   ------------   ------------    ------------    ------------
Balance at January 1, 2003                                61,351,387   $     61,351   $ 16,909,886    $(19,042,104)   $ (2,070,867)

   Issuance of common stock in payment of
     damages related to convertible debentures            20,461,250         20,461        (15,860)             --           4,601

   Conversion of accrued interest related to
     convertible debentures to common stock                1,820,634          1,821          4,005              --           5,826

   Conversions of convertible debentures to
     common stock                                         32,325,152         32,325        (25,431)             --           6,894

   Debt discount relating to the beneficial
     conversion feature on convertible debentures                 --             --        755,000              --         755,000

   Net Loss                                                       --             --             --      (1,306,857)     (1,306,857)
                                                        ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2003                             115,958,423        115,958     17,627,600     (20,348,961)     (2,605,403)

   Issuance of common stock for accrued
     services - related party                             30,000,000         30,000         12,000              --          42,000

   Issuance of common stock in payment of
     damages related to convertible debentures            29,757,936         29,758        (17,555)             --
                                                                                                                            12,203

   Conversion of accrued interest related to
     convertible debentures to common stock               35,000,000         35,000        (24,500)             --
                                                                                                                            10,500

   Debt discount relating to the beneficial
     conversion feature on convertible debentures                 --             --      1,869,179              --       1,869,179

   Net Loss                                                       --             --             --      (2,713,482)     (2,713,482)
                                                        ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2004                             210,716,359   $    210,716   $ 19,466,724    $(23,062,443)   $ (3,385,003)
                                                        ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                     --------------------------
                                                                         2004          2003
                                                                     -----------    -----------
Cash Flows from Operating Activities
   Net loss                                                          $(2,713,483)   $(1,306,857)
   Adjustments to reconcile net loss to net cash used in
     operating activities

       Depreciation                                                           --          6,117
       Common stock issued in payment of damages                          12,203          4,601
       Amortization of deferred financing costs                          348,045        112,057
       Beneficial conversion feature of convertible debentures         1,869,179        586,603
       Bad debt expense                                                   21,200         40,000

       Gain on disposal of assets                                             --         (6,833)
       Changes in operating assets and liabilities
         Accounts receivable                                              46,600       (147,838)

         Inventory                                                            --          8,550
         Prepaid expenses, deposits and other assets                      63,600        112,112
         Accounts payable                                                (77,189)      (176,296)
         Accrued expenses                                                  3,747        187,536
         Accrued interest                                                326,853        207,881

         Accrued payroll taxes                                                --        (84,848)
         Deferred income                                                (193,425)      (162,846)
                                                                     -----------    -----------

           Net Cash Used in Operating Activities                        (292,670)      (620,061)
                                                                     -----------    -----------

Cash Flows from Financing Activities
   Proceeds from the issuance of convertible debentures, net costs     3,324,439        608,207
   Due to officers and directors                                             210         55,620
   Payment of convertible debentures                                      (3,500)        (5,000)
   Repayment of equipment loan                                                --         (3,028)
                                                                     -----------    -----------

           Net Cash Provided by Financing Activities                   3,321,149        655,799
                                                                     -----------    -----------

Net Increase in Cash                                                   3,028,479         35,738
Cash at Beginning of Year                                                 51,857         16,119
                                                                     -----------    -----------

Cash at End of Year                                                  $ 3,080,336    $    51,857
                                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      December 31,
                                                                -----------------------
                                                                   2004         2003
                                                                ----------   ----------
Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for

      Interest                                                  $       --   $      474
                                                                ----------   ----------

      Income taxes                                              $    2,546   $      971
                                                                ----------   ----------



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

   Debt discount relating to the issuance of warrants and the
     beneficial conversion features of convertible debt         $1,880,110   $  608,207
                                                                ----------   ----------

   Conversion of amounts due to related parties                 $   42,000   $       --
                                                                ----------   ----------

   Conversion of debentures into common stock                   $       --   $    6,894
                                                                ----------   ----------

   Conversion of accrued interest into common stock             $   10,500   $    5,826
                                                                ----------   ----------

   Conversion of damages related to convertible
     debentures into common stock                               $   12,203   $    4,601
                                                                ----------   ----------

The equipment loan payable was reduced by $12,896 in May 2003 when the Company returned two vehicles.

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Description of Business

      Digital Descriptor Systems, Inc., incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to test and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generates the majority of the Company's revenues. Substantially all of the Company's revenues are derived from governmental agencies in the United States.

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

      Revenue Recognition

      The Company derives revenue from the sale of hardware, software, post customer support, and other related services. Post customer support includes telephone support, bug fixes, and rights to upgrades. Other related services include basic training.

      The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectibility is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $189,453 and $382,878, respectively, for the years ended December 31, 2004 and 2003. Revenue allocable to other services is recognized as the services are provided.

      Software Development Costs

      All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $21,759 and $44,254, respectively for the years ended December 31, 2004 and 2003.

      Cash and Cash Equivalents

      For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

      Accounts Receivable

      Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer.

      The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

      Income Taxes

      The Company provides for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such differences result from differences in the timing of recognition by the Company of net operating loss carry forwards, certain expenses, and differences in the depreciable lives and depreciation methods for certain assets.

      Accounting for Stock Options

      Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a pro forma basis in Note 8.

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

      Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and convertible debentures approximates their fair value based on the liquidity of these financial instruments and based on their short-term nature.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 3 - Impact of Recent Accounting Pronouncements

      In December of 2004 the FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees as provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. The revisions of this statement did not have a material impact upon the Company's financial statements.

Note 4 - Convertible Debentures

      During April 2001 and May 2001, the Company issued three convertible notes for an aggregate amount of $155,000. The debentures are collateralized by substantially all of the company's assets. The debentures accrue interest at the rate of 10% per annum.

      The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be an amount equal to 50% of the mean average price of the common stock for the ten trading days prior to notice of conversion.

      The intrinsic value of the beneficial conversion feature of $155,000 was allocated to paid-in capital. This resulting debt discount was amortized on a straight-line basis over the term of the debentures, and was fully amortized at December 31, 2002. During 2003, $5,826 of accrued interest related to the debenture was converted into 1,820,634 shares of common stock. Payments of principal in the amount of $3,500 and $5,000 were paid in 2004 and 2003 respectively. The remaining balance of $16,500 is past due.

      During September 2001, the Company issued two convertible debentures for an aggregate amount of $400,000. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due on September 30, 2002. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Interest on the debentures was not paid quarterly, and accordingly accrued interest and late fees payable related to the notes totaling $187,600 is included in the accompanying financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 4 - Convertible Debentures (continued)

      The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at anytime after issuance. The conversion price in effect on any Conversion Date shall be the lesser of $.08 per share or 50% of the average of the lowest three inter-day sales prices during the ten trading days immediately preceding the applicable Conversion Date.

      The Company also issued common stock purchase warrants for the right to purchase 800,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.36 or the average of the lowest three closing sales prices for the common stock during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $48,000 and the intrinsic value of the beneficial conversion feature of $262,000 were allocated to paid-in capital. This resulting debt discount plus $90,000 of financing charges were amortized on a straight-line basis over the term of the debentures, and were fully amortized at December 31, 2002.

      During 2004, $10,500 of the debenture was converted into 35,000,000 shares of common stock and during 2003, $3,164 of the debenture was converted into 15,818,010 shares of common stock.

      In December, 2001 the Company issued three convertible debentures for an aggregate amount of $500,000. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due December 31, 2002. Interest accrues at the rate of 12% per annum through maturity, and increased to 15% per annum during the default period. Quarterly interest payments were not made, and accordingly accrued interest payable related to the notes totaling $210,000 is included in the accompanying financial statements.

      The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at any time. The conversion price in effect on any Conversion Date shall be the lesser of $.043 per share or 50% of the average of the lowest three inter-day sales prices during the twenty Trading Days immediately preceding the applicable Conversion Date.

      The Company also issued common stock purchase warrants for the right to purchase 1,500,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.02 or the average of the lowest three inter-day sales prices during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $90,000 and the intrinsic value of the beneficial conversion feature of $332,500 were allocated to paid-in capital. This resulting debt discount plus $77,500 of financing charges were amortized on a straight-line basis over the term of the debentures, and were fully amortized at December 31, 2002.

      In June 2002, a 12% convertible promissory note for $75,000 was issued to two investors. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due in August 2003. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Quarterly interest on the debentures was not paid, and accordingly accrued interest and late fees payable related to the notes totaling $29,071 is included in the accompanying financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 4 - Convertible Debentures (continued)

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

      In September 2002, the Company issued secured convertible debentures in the aggregate principal amount of $100,000. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due on September 30, 2003. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Quarterly interest on the debentures was not paid, and accordingly accrued interest and late fees payable related to the notes totaling $30,000 are included in the accompanying financial statements.

      The holders have the right to convert the principal amount and interest due under the debentures into shares of common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $0.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

      The Company also issued common stock purchase warrants for the right to purchase 300,000 shares of common stock of the Company at an exercise price per share equal to $.01. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $100,000 was allocated to paid-in capital and was amortized over the life of the debenture on a straight-line basis. Debt issuance costs of $27,500 were also amortized on a straight-line basis over the term of the debentures and were fully amortized at December 31, 2003.

      In January, 2003 the Company issued three convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due January 10, 2004. Quarterly interest was not paid and accordingly, accrued interest of $61,415 is included in the financial statements.

      The holders have the right to convert the principal amount and interest due under the debentures into shares of common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $0.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 4 - Convertible Debentures (continued)

      The Company also issued common stock purchase warrants for the right to purchase 750,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $250,000 was allocated to paid-in capital and was amortized over the life of the debenture on a straight-line basis. Financing costs incurred of $56,750 were fully amortized at December 31, 2003.

      In February, 2003, the Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due February 27, 2004. Quarterly interest due was not paid and accordingly accrued interest of $28,125 is included in the financial statements.

      The holders have the right to convert the principal amount and interest due under the debentures into shares of common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $0.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

      The Company also issued common stock purchase warrants for the right to purchase 375,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $125,000 was allocated to paid-in capital and was amortized over the life of the debenture on a straight-line basis. Debt issuance costs of $10,843 were also amortized on a straight-line basis over the term of the debentures. Amortization expense during 2004 was $24,307 and the costs were fully amortized as of December31, 2004.

      In April, 2003, The Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due March 31, 2004. Quarterly interest was not paid and accordingly accrued interest of $15,834 is included in the financial statements.

      The holders have the right to convert the principal amount and interest due under the debentures into shares of common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $0.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

      The Company also issued common stock purchase warrants for the right to purchase 375,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $125,000 was allocated to paid-in capital and was amortized over the life of the debenture on a straight-line basis. Debt issuance costs of $20,844 were also amortized on a straight-line basis over the term of the debentures. Amortization expense during 2004 was $38,591 and the costs were fully amortized as of December31, 2004.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 4 - Convertible Debentures (continued)

      In October, 2003, the Company issued two convertible debentures for an aggregate amount of $165,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due October 1, 2004. Quarterly interest was not paid and accordingly accrued interest of $25,988 is included in the financial statements.

      The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be the lesser of
      (1) $.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

      The debenture holders also received warrants to purchase 1,505,000 shares at an exercise price of $0.01 per share. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $65,000 was allocated to paid-in capital and was amortized over the life of the debenture on a straight-line basis. Amortization expense during 2004 was $147,469 and the costs were fully amortized as of December31, 2004.

      In November, 2003, the Company issued two convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 10%. The debentures are in default as they were due November 27, 2004. Quarterly interest was not paid and accordingly accrued interest of $9,453 is included in the financial statements.

      The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be the lesser of
      (1) $.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

      The Company also issued common stock purchase warrants for the right to purchase 315,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $45,000 was allocated to paid-in capital and was amortized over the life of the debenture on a straight-line basis. Amortization expense during 2004 was $47,469 and the costs were fully amortized as of December31, 2004.

      In December, 2003, the Company issued three convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due by December 3, 2004. Quarterly interest was not paid and accordingly accrued interest of $5,694 is included in the financial statements.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 4 - Convertible Debentures (continued)

      The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be the lesser of
      (1) $.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

      The Company also issued common stock purchase warrants for the right to purchase 750,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. The intrinsic value of the beneficial conversion feature of $45,000 was allocated to paid-in capital and was amortized over the life of the debenture on a straight-line basis. Amortization expense during 2004 was $42,349 and the costs were fully amortized as of December31, 2004.

      In February, 2004, the Company issued two convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in February, 2005. Quarterly interest was not paid and accordingly accrued interest of $4,906 is included in the financial statements.

      The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of
      (1) $.005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The intrinsic value of this beneficial conversion feature of $22,164 was allocated to paid-in capital and recorded as interest expense during 2004.

      The debenture holders also received warrants to purchase 315,000 shares at an exercise price of $0.005 per share anytime before February 28, 2009. The estimated fair value of the warrants was $504. The warrants and the debt issuance costs of $12,819 are being amortized on a straight-line basis over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $1,194.

      In May, 2004, the Company issued four convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in May 2005. Quarterly interest was not paid and accordingly accrued interest of $19,555 is included in the financial statements.

      The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of
      (1) $.005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The intrinsic value of this beneficial conversion feature of $123,134 was allocated to paid-in capital and recorded as interest expense during 2004.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 4 - Convertible Debentures (continued)

      The debenture holders also received warrants to purchase 750,000 shares at an exercise price of $0.005 per share anytime before May 31, 2009. The estimated fair value of the warrants was $5,175. The warrants and the debt issuance costs of $55,244 are being amortized on a straight-line basis over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $40,708.

      In November, 2004, the Company issued four convertible debentures for an aggregate amount of $3,500,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in November, 2005. Quarterly interest was not paid and accordingly accrued interest of $36,151 is included in the financial statements.

      The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of
      (1) $.005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The intrinsic value of this beneficial conversion feature of $1,723,881 was allocated to paid-in capital and recorded as interest expense during 2004.

      The debenture holders also received warrants to purchase 10,500,000 shares at an exercise price of $0.005 per share anytime before November 30, 2009. The estimated fair value of the warrants was $5,250. The warrants and the debt issuance costs of $391,569 are being amortized on a straight-line basis over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $381,616.

Note 5 - Debt Discount and Deferred Financing Costs

      Debt discount and deferred financing costs consist of the following as of December 31, 2004:

            Debt discounts                                   $             -0-
            Deferred financing costs                                   470,561
                                                             -----------------
                                                                       470,561
            Less accumulated amortization                              (47,615)
                                                             -----------------
                                                             $         422,946
                                                             =================

      The net debt discount and deferred financing costs of $422,946 will be fully amortized during the year ended December 31, 2005.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 6 - Income Taxes

      At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $12,400,000 to offset future federal taxable income expiring in various years through 2024. The Company also has state net operating loss carryforwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

      The timing and extent in which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations due to certain ownership changes of the Company.

      The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                                  Year Ended December 31,
                                              --------------------------------
                                                   2004              2003
                                              -------------      -------------
      Tax provision at the U. S.
        Federal Statutory rate                           34%                34%
      Valuation allowance                               (34)%              (34)%
                                              -------------      -------------
      Effective tax rates                                --%                --%
                                              =============      =============

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2004 follows:

      Deferred tax assets
         Net operating loss carryforwards                          $ 4,216,000

         Bad debt reserves                                                  --
                                                             -----------------
      Deferred tax assets                                            4,216,000
      Valuation allowance                                           (4,216,000)
                                                             -----------------
         Net deferred tax asset                                    $        --
                                                             =================

      The deferred tax asset and offsetting valuation allowance, each decreased by $1,089,000 for the year ended December 31, 2004.

Note 7 - Commitments and Contingencies

      Operating Lease

      The Company leases office facilities and office equipment under a non-cancelable operating lease agreement that is automatically renewable every four months. The most recent renewal period expired on December 31, 2004.

      Rental expense under such operating lease was approximately $18,570 and $2,360 during the years ended December 31, 2004 and 2003, respectively.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (continued)

      Employment Contract:

      During 2002, the Company entered into an employment agreement with one of the officers. The agreement is for a three-year period that terminates on October 6, 2005. Pursuant to the agreement, the officer will receive a base salary of $108,000 per year, which may be increased by the Board of Directors annually. The officer is also eligible to participate in the Annual Management Bonus Plan under which he may receive a bonus in any amount from 9% to 100% of his base salary based on his performance and the Company's performance for the immediately preceding calendar year. He is also eligible to receive options to purchase shares of the Company's common stock under the Management Equity Incentive Plan. In addition, the officer is entitled to a monthly car allowance totaling $400 and to be reimbursed for reasonable expenses in the discharge of his services, including travel, lodging and similar items.

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

Note 8 - Stock Option and Other Plans

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

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 8 - Stock Option and Other Plans (continued)

      The following is a summary of option activity under all plans:

                                                                                             Weighted
                                                   1996                         Total         Average
                                                  Director                    Number of      Exercise
                                   1994 Plan       Plan       Nonqualified     Options        Price
                                   ----------    ----------    ----------    ----------    ------------
Outstanding at December 31, 2001      918,500        26,312       681,000     1,625,812    $.10 - $3.30
Granted                                    --            --            --            --              --
Expired                              (693,000)           --      (150,000)     (843,000)   $.10 - $.63
                                   ----------    ----------    ----------    ----------    ------------

Outstanding at December 31, 2002      225,500        26,312       531,000       782,812    $.10 - $3.30
Granted                                    --            --            --            --              --
Expired                              (192,500)      (26,312)     (531,000)     (749,812)   $.10 - $3.30
                                   ----------    ----------    ----------    ----------    ------------

Outstanding at December 31, 2004       33,000            --            --        33,000    $.10 - $.365
                                   ==========    ==========    ==========    ==========    ============

      At December 31, 2004, the remaining contractual life of outstanding options was 5 years.

      Net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 would result in the same amounts reported.

Note 9 - Contingency

      During the year ended December 31, 2002, the Company failed to timely file a registration statement, and failed to timely obtain an effective registration in connection with the convertible debentures issued on December 31, 2001. As a result, pursuant to the Registration Rights Agreement, damages of $35,834 were sought by one of the three holders of the December 31, 2001 series. Of this amount, $2,334 was paid via the issuance of common stock, and the balance of $33,500 is reflected in the accompanying financial statements as a liability at December 31, 2004.

      There were two other holders of convertible notes dated December 31, 2001 who could potentially seek similar damages from the Company. Should they seek these damages, the Company could incur additional expense of $71,668. Management feels however, that the likelihood that the other holders will seek the damages is remote, and therefore, no provision for this expense has been made in the accompanying financial statements.

      On October 16, 2003, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expenses at December 31, 2004.

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 10 - Related Parties

      A Director of the Company provided consulting services during 2004 and 2003 that amounted to $53,000 and $51,980, respectively. As of December 31, 2004, the Company owes this Director $9,000 with no repayment terms.

      In 2004, The Company issued 15,000,000 shares of common stock to an Officer of the Company in repayment of $21,000 that was due the Officer for accrued auto allowance. The Company also issued 15,000,000 shares of common stock to a Director of the Company in repayment of $21,000 that was due to the Officer for accrued consulting fees.

Note 11 - Subsequent Events

      On March 1, 2005, the Company acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among the Company and CGM dated as of February 25, 2005. In connection with the acquisition, the Company and CGM, each entered into an employment agreement with Erik Hoffer (the "Employment Agreement"). CGM is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers.

      The principal amount of the Note is subject to adjustment based upon the average of (i) the gross revenues of CGM for the fiscal year ending December 31, 2007 and (ii) an independent valuation of CGM Sub based upon the consolidated audited financial statements of the Company and CGM Sub for the fiscal years ending December 31, 2006 and 2007. In addition, the Company has granted CGM a secondary security interest in substantially all of its assets and intellectual property.

      In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the "Investors") which extended the maturity date of debt instruments issued on November 30, 2004 until March 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of (i) $0.0005 or (ii) 60% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share.