Form 10QSB
period 2005-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2005-05-23
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384

                        Digital Descriptor Systems, Inc.

             (Exact name of registrant as specified in its charter)

          Delaware                                           23-2770048
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                          identification number)

2150 Highway 35, Sea Girt, New Jersey                             08750
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                           Outstanding at
            Class of Common Stock           May 1, 2005
            ---------------------          --------------

               $.001 par value           363,831,439 Shares

          Transitional Small Business Disclosure Format Yes |_| No |X|

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM I. FINANCIAL STATEMENTS

                 Digital Descriptor Systems, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                  (unaudited)

                                     Assets

Current Assets
 Cash and cash equivalents                                        $    823,485
 Restricted cash                                                        50,000
 Accounts receivable, less allowance of $38,084                         98,432
 Inventory                                                             365,963
 Prepaid expenses                                                        1,794
 Debt discount and deferred financing costs                            897,122
                                                                  ------------
    Total Current Assets                                             2,236,796

Property and equipment, net of
   accumulated depreciation of $618,031                                410,901
Intangible assets, net of
   accumulated amortization of $25,310                                 202,178
Deposits                                                                 1,730
Goodwill                                                             4,054,998
                                                                  ------------
       Total Assets                                               $  6,906,603
                                                                  ============

                      Liabilities and Shareholders' Deficit

Current Liabilities
 Accounts payable                                                 $    202,193
 Accrued expenses                                                      305,634
 Accrued interest                                                      862,332
 Due to officer and director                                            20,115
 Deferred income                                                       169,204
                                                                  ------------
    Total Current Liabilities                                        1,559,478

Note payable                                                         3,500,000
Convertible debentures                                               5,623,177
                                                                  ------------
    Total Liabilities                                               10,682,655
                                                                  ------------

Shareholders' deficit
 Preferred stock, $.01 par value
   1,000,000 shares authorized, 0 issued and outstanding                    --
 Common stock, par value $.01; authorized 9,999,000,000 shares;
   319,466,359 issued and outstanding                                  292,512
 Additional paid-in capital                                         19,400,888
 Retained deficit                                                  (23,469,452)
                                                                  ------------
    Total Shareholders' Deficit                                     (3,776,052)
                                                                  ------------

         Total Liabilities and Shareholders' Deficit              $  6,906,603
                                                                  ============


See notes to the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2005             2004
                                                       -------------    -------------

Net Sales                                              $     148,875    $     106,975
Cost of goods sold                                            44,702            4,948
                                                       -------------    -------------

Gross profit                                                 104,173          102,027

Operating expenses
   General and administrative                                259,701          113,129
   Selling and marketing                                      25,332           18,807
   Research and development                                    3,848            9,318
                                                       -------------    -------------

Loss from operations                                        (184,708)         (39,227)
                                                       -------------    -------------

Interest and amortization of financing costs                 221,521          211,445
Provision for income taxes                                       780            1,664
                                                       -------------    -------------

Net (loss)                                                  (407,009)        (252,336)
                                                       =============    =============


Net income (loss) per common share:

  Basic and diluted                                    $       (0.00)   $       (0.00)
                                                       =============    =============

Weighted average number of common shares outstanding
  Basic and diluted                                      251,049,692      143,980,401
                                                       -------------    -------------


See notes to the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2005          2004
                                                    -----------    ---------
Cash Flows from operating activities

  Net loss                                         $  (407,009)   $(252,336)
  Adjustments to reconcile net loss to
   Net cash used in operating activities
     Amortization of deferred financing costs and
     debt discounts related to the beneficial            39,256      146,244
     conversion feature of debentures
   Changes in operating assets and liabilities
     Accounts receivable                                (29,903)      63,185
     Inventory
                                                        (31,211)          --
     Prepaid expenses                                    (1,794)       2,360
     Accounts payable                                     8,469
                                                                      64,611
     Accrued expenses                                    (4,140)     (14,508)
     Accrued interest                                   182,265       65,201
     Deferred income                                    (20,249)     (43,280)
                                                    -----------    ---------
        Net cash used in operating activities          (208,174)     (24,665)
                                                    -----------    ---------

Cash flows from investing activities

  Purchase assets from CGM Security Solutions        (1,500,000)          --
                                                    -----------    ---------
        Net cash used by financing activities        (1,500,000)          --
                                                    -----------    ---------

Cash flows from financing activities

  Payment of financing costs                           (504,962)          --
  Proceeds from the issuance of convertible
    debentures                                               --       31,680

  Due to officer and director                             6,285        2,670
                                                    -----------    ---------
        Net cash (used) provided by financing
          activities                                   (498,677)      34,350
                                                    -----------    ---------

(Decrease) increase in cash and cash equivalents    $(2,206,851    $   9,685

Cash and cash equivalents - beginning                 3,080,336       51,288
                                                    -----------    ---------

Cash and cash equivalents - ending                  $   873,485    $  60,973
                                                    ===========    =========


See notes to the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements


Note 1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

   Principles of Consolidation. The consolidated financial statements include the accounts of CGM Applied Security Technologies, Inc. ("CGM Sub") a wholly owned subsidiary from March 1, 2005 the date of acquisition, to March 31, 2005. All intercompany balances and transactions have been eliminated in consolidation.



Note 2. Supplemental Cash Flows Disclosures

   There were no cash payments for interest during the first quarter of 2005 or 2004.

   Cash payments for income taxes were $780 and $1,664 in the first quarter of 2005 and 2004 respectively.

   During the first quarter of 2005, $13,420 of the convertible debentures issued in September 2001, were converted into 72,375,000 shares of common stock.

   During the first quarter of 2005, 36,375,000 shares of common stock were issued for liquidated damages relating to the notes issued December 2001.

   The Company issued a Note Payable for $3,500,00 for the acquisition of certain CGM Security Solutions, Inc.'s ("CGM") assets acquired by our wholly owned subsidiary.

   During the first quarter of 2004, $42,000 of outstanding compensation expense related to an officer and director was converted into the Company's common stock.


See notes to the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements


Note 3. Related Party Transactions

   The Company owes the former chief executive officer, who is presently a director, and Senior Vice President & CFO, $20,115 at March 31, 2005, for back payroll and sundry expenses with no repayment terms. For the three-month period ended March 31, 2005 and 2004, the director provided consulting services amounting to $8,000 and $13,000 respectively.

   Issuance of 15,000,000 shares of common stock was executed January 7, 2004, to satisfy partial payment relating to the outstanding debt for services and accrued payroll provided and owed to the above mentioned director for prior year's services and expenses.


Note 4.     Subsequent Events

   During April 2005, $3,000 of the convertible debentures issued in September 2001, were converted into 15,000,000 shares of common stock.

   During April 2005, $3,700 of the convertible debentures issued in September 2001, were converted into 14,682,540 shares of common stock. And 14,682,540 shares were issued for liquidated damages relating to the notes issued December 2001.


Note 5. Goodwill and Acquisition of CGM

   On March 1, 2005, CGM Sub acquired substantially all of the assets of CGM for $1,500,000 in cash and a $3,500,000 promissory note at 2.86% interest, subject to adjustment. CGM is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems for palletized cargo, physical security systems for tractors, trailers and containers.

   The Company has not had the fair market value of the acquired assets appraised as of the date of this filing. Therefore, the assets acquired from CGM were recorded by the Company at CGM's book value (until the fair market value appraisal is completed).

   The Company recorded the excess of the cost of the CGM assets acquired over their book values as goodwill in the amount of $4,054,998. In accordance with SFAS No.142, no amortization was recorded for goodwill as it is deemed to have an infinite life. The goodwill, subject to adjustment as described in the preceding paragraph, will be assessed annually for impairment.

Note 6. Convertible Debentures

   The Company is currently in default on several convertible debentures. The company considers them to be long term since it does not believe that they will be settled within one year even though they may have earlier redemption dates.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

No material changes have occurred in the disclosure with respect to our critical accounting policies set forth in our Annual Report form 10-KSB for the fiscal year ended December 31, 2004.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues for the three months ended March 31, 2005, of $148,875 increased $41,900 or 39% from the three months ended March 31, 2004. The Company generates its revenues through software licenses, hardware, post customer support arrangements security tape and other security related items and other services. The increase in the Company's revenue is attributed to the acquisition of CGM, on March 1, 2005. DDSI is still experiencing a decrease in software maintenance contract dollar amount, a loss in client base, and the lack of new product offerings to their clients. Cost of goods sold increased by $39,754 due to the higher cost of sales in CGM Sub.

General and Administrative expenses for the three month period ending March 31, 2005, was $259,701 versus $113,129 for the same period prior year for an increase of $146,572 or 130%. This increase was mainly attributable to the acquisition of CGM which added costs of $102,314, an increase in salaries, and an increase in accounting and legal costs.

Selling and Marketing expenses increased $6,525 for the three months period ended March 31, 2005 to $25,332 from $18,807 for the same period in 2004, which represents a 35% increase. This increase was mainly attributable to costs associated with CGM Sub.

Research and development for the three months ended March 31, 2005, was $3,848 compared to $9,318 for the same period prior year for a decrease of $5,470. The decrease was due to the decline in development expenses as the Company looks for other ways to expand its revenue bases.

The net loss for the Company increased 62% for the three months ended March 31, 2005, to $407,009 from $252,336 for the three months ending March 31, 2004. This was principally due to the increase in expenses, mainly from CGM.

Plan of Operations

Acquisition of CGM

On March 1, 2005, DDSI and CGM Sub acquired substantially all of the assets of CGM, for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among DDSI, CGM Sub and CGM dated as of February 25, 2005.

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

Additionally, DDSI plans to execute an acquisition strategy based upon the availability of financing.

We also plan to add additional product lines as a Value Added Reseller. Technologies related to DDSI's core business can bring additional cash flow with relatively small internal development capital outlay.

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


   DDSI is doing the following in its effort to reach profitability:

   o  Cutting costs in areas that add the least value to DDSI.

   o Deriving funds through investigating business alliances with other companies who may wish to license the FMS SDK (software developer's kit).

   o Increasing revenues through the introduction of Compu-Capture(R), specifically towards kindergarten through twelfth grades, for the creation of ID cards.

   o Increasing revenues through the introduction of a scaled down version of our Compu-Capture(R) product.

   o Increasing revenues through the addition of innovative technologies as a Value Added Seller.

   o Acquiring and effectively adding management support to profitable companies complementary to its broadened target markets.


Liquidity and Capital Resources

We had net losses of $407,009 and $252,336 during the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, we had a cash balance in the amount of $823,485 and current liabilities of $1,559,478, which includes $20,115 due to officers and directors. The total amount of notes payable and debentures is $9,123,177. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $10,513,451 as of March 31, 2005. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations                    Total      One Year or Less   More Than One Year
-------------------------------------   -----------   ----------------   ------------------
Due to Related Parties                      $20,115            $20,115                   $0
Accounts Payable and Accrued Expenses       507,827            507,827                    0
Accrued interest on loans                   862,332            862,332                    0
Note payable                              3,500,000                  0            3,500,000
Convertible Debentures                    5,623,177                  0            5,623,177
Total Contractual Obligations           $10,513,451         $1,390,274           $9,123,177

The Company is currently in default on several of the convertible debentures above but considers them to be long term since they will not be settled within one year even though they may have earlier redemption dates.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2005 and 2004.

Net Cash from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $208,174 and $24,665, respectively. The increase in cash used from operating activities in the three months ended March 31, 2005 versus 2004 of $183,509 was principally due to the increase in net operating costs associated with CGM.

Net Cash from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2005 was $1,500,000, which reflects the cash paid for the acquisition of CGM's assets.

Net Cash from Financing Activities

Net cash used in financing activities was $498,677 for the three months ended March 31, 2005. $34,350 was provided by financing activities for the three months ended March 31, 2004. This increase in cash used of $533,027 is mainly reflected in the note payable to CGM and Erik Hoffer for the purchase of CGM.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2005 or as of the date of this report.

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended

(the "Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities:

The Company is in default of $1,744,238 of outstanding debentures. Although the debenture holders have not pursued their rights under such debentures, there can be no assurances that such rights will not be exercised.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1 Security Agreement dated February 25, 2005 by and between CGM Applied Security Technologies, Inc. and CGM Security Solutions, Inc. (incorporated herein by reference to the Current Report on Form 8-K, dated March 3,
      2005)
4.2 Intellectual Property Security Agreement dated February 25, 2005 by and between CGM Applied Security Technologies, Inc and CGM Security Solutions, Inc. (incorporated herein by reference to the Current Report on Form 8-K, dated March 3, 2005)
4.3 Letter Agreement, by and among the Company, AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. and AJW Qualified Partners, LLC, dated January 31, 2005 (incorporated herein by reference to the Current Report on Form 8-K, dated March 3, 2005)
4.4 2.86% Secured Convertible promissory Note in the name of CGM Security Solutions, Inc. dated February 25, 2005 (incorporated herein by reference to the Current Report on Form 8-K, dated March 3, 2005)
10.1 Asset Purchase Agreement dated February 25, 2005 by and among the Company, CGM Applied Security Technologies, Inc. and CGM Applied Security Solutions. (incorporated herein by reference to the Current Report on Form 8-K, dated March 3, 2005)

10.2 Employment Agreement, dated February 25, 2005, by and among the Company, CGM Applied Security Technologies, Inc. and CGM Security Solutions, Inc. and Eric Hoffer (incorporated herein by reference to the Current Report on Form 8-K, dated March 3, 2005)
10.3 Employment Agreement dated February 25, 2005 by and among the Company and Anthony Shupin (incorporated herein by reference to the Current Report on Form 8-K, dated April 15, 2005)
10.4 Employment Agreement dated February 25, 2005 by and among the Company and Michael J. Pellegrino (incorporated herein by reference to the Current Report on Form 8-K, dated April 15, 2005)
31.1  Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
      Section 302
31.2  Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
      Section 302
32.1  Certification by Chief Executive Officer pursuant to 18 U.S.C., Section
      1350
32.2  Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
      Section 1350

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

                                DIGITAL DESCRIPTOR SYSTEMS, INC.
                                --------------------------------
                                        (Registrant)


   Date: May 23, 2005           By: /s/ ANTHONY SHUPIN
                                   -----------------------------------------
                                   Anthony Shupin
                                   (President, Chief Executive Officer)
                                   (Chairman)



   Date: May 23, 2005           By: /s/ MICHAEL J. PELLEGRINO
                                   -----------------------------------------
                                   Michael J. Pellegrino
                                   Senior Vice President & CFO
                                   (Director)