Form 10KSB/A
period 2004-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2005-07-21
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
         (MarkOne)

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
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

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

Research and Development

         DDSI spent $21,759 in 2004 and $44,765 2003 for a total of $66,524 on research and development in the last two years. This amount includes amounts spent on outside sources for assistance with Research & Development projects. None of these costs have been borne directly by our customers.

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

Patents, Trademarks and Licenses

      DDSI has one patent application, number 09/08/800, for a "Device and Method for Scanning and Mapping a Surface," which was filed in October 1998. The primary use of the device is a contactless fingerprinting system. Due to the cessation of the development of the Compu-Scan product DDSI does not intend to pursue this patent application any further.

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

Production Process

            The CGM manufacturing process can best be described as one of "converting". CGM takes highly processed materials, which are manufactured elsewhere, and converts them into finished products.

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

                                               Common Stock
                                                 Bid Price
                                                 ---------

Calendar Year 2003                       Low            High
------------------
First Quarter                             $0.0003          $0.0032
Second Quarter                            $0.0004          $0.005
Third Quarter                             $0.001           $0.0026
Fourth Quarter                            $0.0001          $0.002

Calendar Year 2004
First Quarter                             $0.0010          $0.0055
Second Quarter                            $0.0015          $0.0085
Third Quarter                             $0.0004          $0.0027
Fourth Quarter                            $0.0004          $0.0009

Calendar Year 2005
First Quarter                             $0.0004          $0.0026

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

Plan of Operations

The short-term objective of DDSI is the following:

      o The short-term objective of DDSI is to continue to expand the sale and acceptance of its core solutions by offering new and synergistic biometric (a measurable, physical characteristic or personal behavioral trait used to recognize the identity, or verify the claimed identity, of an individual) (i.e. FMS) security products to its installed base in the criminal justice market. DDSI's objective is to expand with these, and additional products, into much larger commercial and federal markets.
o
o Additionally, DDSI plans to execute an acquisition strategy based upon fund availability.

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

      Total costs and expenses decreased $573,136 or 30% during the year ended December 31, 2004 versus the year ended December 31, 2003. This decrease was mainly attributable to a decrease in General and Administrative expense as explained below.

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

The net loss for DDSI decreased 26% for the year ended December 31, 2004 to $972,319 from $1,306,857 for the year ended December 31, 2003. This was principally due to the decrease in expense and costs.

      Net cash used in operating activities for the year ended December 31, 2004 and 2003 was $292,670 and $620,061, respectively. The decrease in cash used by operating activities in the year ended December 31, 2004 of $327,391 was principally due to the decrease in operating expenses discussed above.

      Net cash provided by financing activities was $3,321,149 and $655,799 for the year ended December 31, 2004 and 2003, respectively, reflecting a decrease of $2,665,350. This increase was principally due to an increase in proceeds from issuance of convertible debenture.

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

      At December 31, 2004, DDSI had assets of $5,314,704 compared to $553,946 on December 31, 2003 an increase of $4,760,758 and shareholder deficiency of $1,643,840 on December 31, 2004 compared to shareholder deficiency of $2,605,403 on December 31, 2003, a decrease of $961,563. This decrease in shareholder deficiency for the year ended December 31, 2004 resulted from the net loss for the year ended December 31, 2004 offset by the issuance of Common Stock and the debt discounts related to the issuance of convertible debentures.

      As of December 31, 2004, DDSI had a negative working capital of $1,645,570, a change of $961,563 from a negative working capital of $2,607,133 at December 31, 2003. The decrease in negative working capital was a result of a decrease in cash balances of $29,856, a decrease of accounts receivable of $67,800, a reduction in prepaid expenses of $63,800, an increase in debt discount and deferred financing cost asset of $1,863,679, a decrease in accounts payable of $73,588, a decrease in accrued expenses of $1,187, a decrease in deferred income of $193,425 and an increase in convertible debentures of $3,781,000.

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

                                                                  Long Term Compensation

                                    Annual Compensation          Awards            Payouts

Name and                                     Other                      Securities
Principal                                    Annual       Restricted    Underlying                  Other
Position                                     Compen-      Stock           Options/    LTIP          Compen-
                   Year    Salary     Bonus  ation($)     Award($)         Sar (#)    Payouts($)    sation ($)
Anthony Shupin     2004   $108,000      0       0          0                0            0               0
President & CEO    2003   $108,000      0       0          0                0            0               0
                   2002          0      0       0          0                0            0               0

Michael J.         2004   $ 52,000      0       0          0                0            0               0
Pellegrino*        2003   $115,000      0       0          0                0            0               0
                   2002   $115,000      0       0          0                0            0               0

*Mr. Pellegrino resigned as President and Chief Executive Officer effective October 6, 2003. In 2004, Mr. Pellegrino served as Chairman of the Board and as a consultant to the Company.


Options/SAR Grants in Last Fiscal Year

                                     Number of         % of Total
                                     Securities        Options/SARS
                                     Underlying        Granted to
                                     Options/SARS      Employees in    Exercise or Base
Name                                 Granted           Fiscal Year     Price ($/Sh)              Expiration Date
Michael J. Pellegrino, CFO              0               N/A            N/A                       N/A
Anthony Shupin, President & CEO         0               N/A            N/A                       N/A

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


                                                               Beneficial Ownership
Name and Address                                               of Common Stock
of Beneficial Owner                 Title                      No. of Shares             Percent of Class
-------------------                 -----                      -------------             ----------------
Anthony R. Shupin                   Chairman, CEO and          15,000,000                4.9%
2150 Hwy 35, Suite 250              President
Sea Girt, NJ 08750

Michael Pellegrino                  Senior Vice President,     15,335,000                5.0%
2150 Hwy 35, Suite 250              Chief Financial Officer
Sea Girt, NJ 08750                  & Director

Robert Gowell                       Director                   96,300                    *
2150 Hwy 35, Suite 250
Sea Girt, NJ 08750

Vincent Moreno                      Director                   0                         *
2150 Hwy 35, Suite 250
Sea Girt, NJ 08750

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

                             Digital Descriptor Systems, Inc.

                             By: /s/ Anthony Shupin
                                 ------------------
                                 Anthony Shupin, Chairman, President, and
                                 Chief Executive Officer

                                 Dated:   July 20, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
By:      /s/ Anthony Shupin                 Chairman, President, and Chief,             July 20, 2005
         ------------------                 Executive Officer
         Anthony Shupin

By:      /s/ Michael Pellegrino             Senior Vice President and Chief             July 20, 2005
         ------------------------           Financial Officer, Director
         Michael Pellegrino

By:                                         Executive Vice President and
         ---------------                    Director
         Erik Hoffer

By:      /s/ Vincent Moreno                 Director                                    July 20, 2005
         ------------------
            Vincent Moreno

By:                                         Director
         ------------------
         Robert Gowell

                        Digital Descriptor Systems, Inc.
                              Financial Statements
                                December 31, 2004
                                  (As Restated)

                        Digital Descriptor Systems, Inc.
                        Contents to Financial Statements
                                December 31, 2004
                                  (As Restated)


                                                                                     Page
Report of Independent Registered Public Accounting Firm                               1

Audited Financial Statements:

         Balance Sheet as of December 31, 2004                                        2

         Statements of Operations for the Years Ended December 31, 2004 and 2003      3

         Statements of Shareholders' Impairment for the Years Ended
            December 31, 2004 and 2003                                                4

         Statements of Cash Flows for the Years Ended December 31, 2004 and 2003     5-6

Notes to Financial Statements                                                        7-20

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


                                       /s/ Rosenberg Rich Baker Berman & Company

      Bridgewater, New Jersey
      March 25, 2005
        Except for Note 12, dated July 15, 2005

                        Digital Descriptor Systems, Inc.
                                  Balance Sheet
                                December 31, 2004
                                  (As Restated)


                                              Assets
Current  Assets
   Cash                                                                               $     21,905
   Restricted cash                                                                       3,058,431
   Accounts receivable, less allowance for uncollectible accounts
     of $38,084                                                                             68,529
   Debt discount and deferred financing costs, net                                       2,164,109
                                                                                      ------------

       Total Current Assets                                                              5,312,974

Other Assets
   Security deposit                                                                          1,730
                                                                                      ------------

       Total Assets                                                                      5,314,704
                                                                                      ============

                    Liabilities and Shareholders' Impairment

Current Liabilities
   Accounts payable                                                                        137,582
   Accrued expenses                                                                        309,774
   Accrued interest                                                                        680,067
   Due to officer and director                                                              13,830
   Deferred income                                                                         189,453
   Convertible debentures                                                                5,627,838
                                                                                      ------------

     Total Current Liabilities                                                           6,958,544


Shareholders' Impairment
   Preferred stock, $.001 par value: authorized shares - 1,000,000;
     issued and outstanding shares - none                                                       --
   Common stock, $.001 par value: authorized shares - 9,999,000,000;
     issued and outstanding shares - 210,716,359                                           210,716
   Additional paid-in capital                                                           19,466,724
   Accumulated deficit                                                                 (21,321,280)
                                                                                      ------------

       Total Shareholders' Impairment                                                   (1,643,840)
                                                                                      ------------

       Total Liabilities and Shareholders' Impairment                                 $  5,314,704
                                                                                      ============


The accompanying notes are an integral part of these financial statements.

                        Digital Descriptor Systems, Inc.
                            Statements of Operations
                                  (As Restated)


                                                                Year Ended December 31,
                                                          -----------------------------------
                                                               2004                 2003
                                                          --------------       --------------
Revenues
   Software                                               $       43,839       $       98,223
   Hardware                                                      112,272              187,350
   Maintenance                                                   253,361              333,217
   Other                                                           2,580               31,860
                                                          --------------       --------------

Total revenue                                                    412,052              650,650

Costs and Expenses
   Cost of revenues                                               44,782               87,726
   General and administrative                                    407,642              742,982
   Sales and marketing                                            65,014              171,762
   Research and development                                       21,759               44,765
   Interest and amortization of deferred debt costs              789,047              911,929
   Other income and expenses, net                                 56,127               (1,657)
                                                          --------------       --------------

Total expenses                                                 1,384,371            1,957,507
                                                          --------------       --------------

     Net Loss                                             $     (972,319)      $   (1,306,857)
                                                          ==============       ==============


     Net Loss Per Common Share (Basic and Diluted)        $        (0.01)      $        (0.01)
                                                          ==============       ==============

Weighted Average Number of Common Shares Outstanding
     Basic and Diluted                                       167,554,639           99,857,314
                                                          ==============       ==============


The accompanying notes are an integral part of these financial statements.

                        Digital Descriptor Systems, Inc.
                     Statements of Shareholders' Impairment
                 For the Years Ended December 31, 2004 and 2003
                                  (As Restated)

                                                                               Common Stock               Additional
                                                                      ------------------------------        Paid in
                                                                         Shares            Amount           Capital
                                                                      ------------      ------------      ------------
Balance at January 1, 2003                                              61,351,387      $     61,351      $ 16,909,886

   Issuance of common stock in payment of damages
     related to convertible debentures                                  20,461,250            20,461           (15,860)

   Conversion of accrued interest related to convertible
     debentures to common stock                                          1,820,634             1,821             4,005

   Conversions of convertible debentures to common stock                32,325,152            32,325           (25,431)

   Debt discount relating to the beneficial conversion
     feature on convertible debentures                                          --                --           755,000

   Net Loss                                                                     --                --                --
                                                                      ------------      ------------      ------------

Balance at December 31, 2003                                           115,958,423           115,958        17,627,600

   Issuance of common stock for accrued services - related party        30,000,000            30,000            12,000

   Issuance of common stock in payment of damages
     related to convertible debentures                                  29,757,936            29,758           (17,555)


   Conversion of accrued interest related to convertible
     debentures to common stock                                         35,000,000            35,000           (24,500)


   Debt discount relating to the beneficial conversion
     feature on convertible debentures                                          --                --         1,869,179

   Net Loss                                                                     --                --                --
                                                                      ------------      ------------      ------------

Balance at December 31, 2004                                           210,716,359      $    210,716      $ 19,466,724
                                                                      ============      ============      ============


                                                                      Accumulated        Shareholders'
                                                                        Deficit           Impairment
                                                                      ------------       ------------
Balance at January 1, 2003                                            $(19,042,104)      $ (2,070,867)

   Issuance of common stock in payment of damages
     related to convertible debentures                                          --              4,601

   Conversion of accrued interest related to convertible
     debentures to common stock                                                 --              5,826

   Conversions of convertible debentures to common stock                        --              6,894

   Debt discount relating to the beneficial conversion
     feature on convertible debentures                                          --            755,000

   Net Loss                                                             (1,306,857)        (1,306,857)
                                                                      ------------       ------------

Balance at December 31, 2003                                           (20,348,961)        (2,605,403)

   Issuance of common stock for accrued services - related party                --             42,000

   Issuance of common stock in payment of damages
     related to convertible debentures                                          --
                                                                                               12,203

   Conversion of accrued interest related to convertible
     debentures to common stock                                                 --
                                                                                               10,500

   Debt discount relating to the beneficial conversion
     feature on convertible debentures                                          --          1,869,179

   Net Loss                                                               (972,319)          (972,319)
                                                                      ------------       ------------

Balance at December 31, 2004                                          $(21,321,280)      $ (1,643,840)
                                                                      ============       ============


The accompanying notes are an integral part of these financial statements.

                        Digital Descriptor Systems, Inc.
                            Statements of Cash Flows
                                  (As Restated)

                                                                              Year Ended December 31,
                                                                        -----------------------------------
                                                                             2004                 2003
                                                                        --------------       --------------
Cash Flows from Operating Activities
   Net loss                                                             $     (972,319)      $   (1,306,857)
   Adjustments to reconcile net loss to net cash used in
     operating activities

       Depreciation                                                                 --                6,117
       Common stock issued in payment of damages                                12,203                4,601
       Amortization of deferred financing costs                                348,045              112,057
       Beneficial conversion feature of convertible debentures                 128,015              586,603
         Bad debt expense                                                       21,200               40,000

       Gain on disposal of assets                                                   --               (6,833)
       Changes in operating assets and liabilities
        Accounts receivable                                                     46,600             (147,838)

        Inventory                                                                   --                8,550
        Prepaid expenses, deposits and other assets                             63,600              112,112
        Accounts payable                                                       (77,189)            (176,296)
        Accrued expenses                                                         3,747              187,536
        Accrued interest                                                       326,853              207,881

        Accrued payroll taxes                                                       --              (84,848)
        Deferred income                                                       (193,425)            (162,846)
                                                                        --------------       --------------

          Net Cash Used in Operating Activities                               (292,670)            (620,061)
                                                                        --------------       --------------

Cash Flows from Financing Activities
   Proceeds from the issuance of convertible debentures, net costs           3,324,439              608,207
   Due to officers and directors                                                   210               55,620
   Payment of convertible debentures                                            (3,500)              (5,000)
   Repayment of equipment loan                                                      --               (3,028)
                                                                        --------------       --------------

          Net Cash Provided by Financing Activities                          3,321,149              655,799
                                                                        --------------       --------------

Net Increase in Cash                                                         3,028,479               35,738

Cash at Beginning of Year                                                       51,857               16,119
                                                                        --------------       --------------

Cash at End of Year                                                     $    3,080,336       $       51,857
                                                                        ==============       ==============

The accompanying notes are an integral part of these financial statements.

                        Digital Descriptor Systems, Inc.
                            Statements of Cash Flows
                                  (As Restated)

                                                                              December 31,
                                                                    ------------------------------
                                                                        2004              2003
                                                                    ------------      ------------
Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for

     Interest                                                       $         --      $        474
                                                                    ------------      ------------

     Income taxes                                                   $      2,546      $        971
                                                                    ------------      ------------



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

    Debt discount relating to the issuance of warrants and the
     beneficial conversion features of convertible debt             $  1,880,110      $    608,207
                                                                    ------------      ------------

     Conversion of amounts due to related parties                   $     42,000      $         --
                                                                    ------------      ------------

     Conversion of debentures into common stock                     $         --      $      6,894
                                                                    ------------      ------------

     Conversion of accrued interest into common stock               $     10,500      $      5,826
                                                                    ------------      ------------

     Conversion of damages related to convertible
    debentures into common stock                                    $     12,203      $      4,601
                                                                    ------------      ------------

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

         The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The intrinsic value of this beneficial conversion feature of $22,614 was allocated to paid-in capital and recorded as deferred financing cost and is being amortized on a straight line basis over the life of the note. $20,317 of this amount was charged to interest expense during 2004.

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

         The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The intrinsic value of this beneficial conversion feature of $123,124 was allocated to paid-in capital and recorded as deferred financing cost and is being amortized on a straight line basis over the life of the note. $35,911 of this amount was charged to interest expense during 2004

                        Digital Descriptor Systems, Inc.
                        Notes to the Financial Statements

Note 4 - Convertible Debentures (continued)

         The debenture holders also received warrants to purchase 750,000 shares at an exercise price of $0.005 per share anytime before May 31, 2009. The estimated fair value of the warrants was $5,175. The warrants and the debt issuance costs of $55,244 are being amortized on a straight-line basis over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $40,708.


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

         The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.0005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The intrinsic value of this beneficial conversion feature of $1,723,881 was allocated to paid-in capital and recorded as deferred financing cost and is being amortized on a straight line basis over the life of the note. $71,828 of this amount was charged to interest expense during 2004

         The debenture holders also received warrants to purchase 10,500,000 shares at an exercise price of $0.005 per share anytime before November 30, 2009. The estimated fair value of the warrants was $5,250. The warrants and the debt issuance costs of $391,569 are being amortized on a straight-line basis over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $381,616.




Note 5 - Debt Discount and Deferred Financing Costs

         Debt discount and deferred financing costs consist of the following as of December 31, 2004:

          Debt discounts                          $    1,869,169
          Deferred financing costs                       470,462
                                                  --------------
                                                       2,339,731
          Less accumulated amortization                 (175,622)
                                                  --------------
                                                  $    2,164,109
                                                  ==============

                        Digital Descriptor Systems, Inc.
                        Notes to the Financial Statements

Note 6 - Income Taxes

         At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $10,650,000 to offset future federal taxable income expiring in various years through 2024. The Company also has state net operating loss carryforwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

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

         The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                                                Year Ended December 31,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------
         Tax provision at the U. S. Federal Statutory rate             34%             34%
         Valuation allowance                                          (34)%           (34)%
                                                             ------------    ------------
         Effective tax rates                                            -%              -
                                                             ============    ============

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2004 follows:


            Deferred tax assets
              Net operating loss carryforwards         $      3,621,000
              Bad debt reserves                                       -
                                                       ----------------
            Deferred tax assets                               3,621,000
            Valuation allowance                              (3,621,000)
                                                       ----------------
               Net deferred tax asset                  $              -

         The deferred tax asset and offsetting valuation allowance, each decreased by $1,684,000 for the year ended December 31, 2004.


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

                        Digital Descriptor Systems, Inc.
                        Notes to the Financial Statements

Note 8 - Stock Option and Other Plans (continued)


         The following is a summary of option activity under all plans:

                                                                                                                   Weighted
                                                             1996                                 Total             Average
                                                           Director                             Number of          Exercise
                                        1994 Plan            Plan           Nonqualified         Options             Price
                                      ------------       ------------       ------------       ------------       ------------

Outstanding at December 31, 2001           918,500             26,312            681,000          1,625,812       $.10 - $3.30
Granted                                         --                 --                 --                 --                 --
Expired                                   (693,000)                --           (150,000)          (843,000)       $.10 - $.63
                                      ------------       ------------       ------------       ------------       ------------


Outstanding at December 31, 2002           225,500             26,312            531,000            782,812       $.10 - $3.30
Granted                                         --                 --                 --                 --                 --
Expired                                   (192,500)           (26,312)          (531,000)          (749,812)      $.10 - $3.30
                                      ------------       ------------       ------------       ------------       ------------


Outstanding at December 31, 2004            33,000                 --                 --             33,000       $.10 - $.365
                                      ============       ============       ============       ============       ============


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

      In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the "Investors") which extended the maturity date of debt instruments issued on November 30, 2004 until March 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of (i) $0.0005 or (ii) 40% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share.

                        Digital Descriptor Systems, Inc.
                        Notes to the Financial Statements

Note 12 - Restatement


      We have restated the Financial Statements for the fiscal year ended December 31, 2004 as a result of changes made to the amortization period for the intrinsic value of the beneficial conversion feature of notes payable.

      The intrinsic value of the beneficial conversion feature of the notes was previously recorded as interest expense of $1,869,179 during 2004. This amount has been reclassified to deferred financing costs and is being amortized over the life of the notes. $128,056 of this amount was then expensed in 2004.


      The impact of this adjustment on the financial statement as originally reported is summarized below:


                                                                   December 31, 2004

                                                             As Reported        As Restated
                                                            --------------------------------

      Debt discount and deferred financing costs, net       $    422,946       $  2,164,109
      Total Assets                                             3,573,541          5,314,704
      Accumulated deficit                                    (23,062,433)       (21,321,280)
      Total Liabilities and Shareholders Impairment            3,573,541          5,314,704

      Interest and amortization of deferred debt costs         2,530,210            789,047
      Total Expenses                                           3,125,534          1,384,371
      Net Loss                                                (2,713,482)          (972,319)

      Net loss per
      share                                                         (.02)              (.01)