Form 10QSB
period 2005-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2005-08-22
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section
                     13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



                                Outstanding at
Class of Common Stock           August 11, 2005
---------------------           --------------
   $.001 par value            623,158,193 Shares


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES |_| NO |X|

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)


                                     Assets
Current Assets
  Cash and cash equivalents                                        $    519,058
  Restricted cash                                                        50,000
  Accounts receivable, less allowance of $34,550                        261,206
  Inventory                                                             238,808
  Prepaid expenses                                                       15,579
  Debt discount and deferred financing costs                          2,186,504
                                                                   ------------
     Total Current Assets                                             3,271,155

Property and equipment, net of
   accumulated depreciation of $19,875                                  451,127
Intangible assets, net of
   accumulated amortization of $5,055                                   197,121
Deposits                                                                  1,730
Goodwill                                                              4,054,998
                                                                   ------------
           Total Assets                                            $  7,976,131
                                                                   ============

                 Liabilities and Shareholders' Impairment
Current Liabilities
  Accounts payable                                                 $    197,229
  Accrued expenses                                                      308,598
  Accrued interest                                                    1,076,877
  Deferred income                                                       158,644
                                                                   ------------
     Total Current Liabilities                                        1,741,348

Note payable                                                          3,500,000

Convertible debentures                                                5,615,577

                                                                   ------------
                                                                   ------------
     Total Liabilities                                               10,856,925
                                                                   ------------

Shareholders' deficit
  Preferred stock, $.001 par value
    1,000,000 shares authorized, -0- issued and outstanding                 -0-
  Common stock, par value $.001; authorized 9,999,000,000 shares;
    472,448,899 issued and outstanding                                  400,812
  Additional paid-in capital                                         19,334,248
  Accumulated deficit                                               (22,615,854)
                                                                   ------------
     Total Shareholders' Impairment                                  (2,880,794)
                                                                   ------------

        Total Liabilities and Shareholders' Impairment             $  7,976,131
                                                                   ============

See notes to the condensed consolidated financial statements.

                                     DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                  THREE MONTHS        THREE MONTHS         SIX MONTHS         SIX MONTHS
                                                      ENDED               ENDED              ENDED              ENDED
                                                  JUNE 30, 2005       JUNE 30, 2004      JUNE 30, 2005      JUNE 30, 2004
                                                  -------------       -------------      -------------      -------------
Net Sales                                         $     875,513       $      74,090      $   1,024,388      $     177,192
Cost of Revenues                                        447,460                  19            492,161              4,967
                                                  -------------       -------------      -------------      -------------
    Gross Profit                                        428,053              74,071            532,227            172,225
 Operating Expenses:
   General and administrative expenses                  555,080             132,608            775,453            247,401
   Sales and marketing                                   60,585              18,663             79,070             37,470
   Research and development                              26,512               2,855             51,606             12,173
                                                  -------------       -------------      -------------      -------------
      Total Operating Expenses                          642,177             154,126            906,129            297,044
                                                  -------------       -------------      -------------      -------------
Operating Loss                                         (214,124)            (80,055)          (373,902)          (124,819)

Other Expense:
     Depreciation and amortization                          -0-                 -0-            (24,930)               -0-
     Interest expense and financing costs             (437,433)            (210,090)          (894,963)          (421,535)
     Miscellaneous                                          -0-                 -0-                -0-              3,873
                                                  -------------       -------------      -------------      -------------
        Other Expense                                  (437,433)           (210,090)          (919,893)          (417,662)
                                                  -------------       -------------      -------------      -------------
Loss before provision for income taxes                 (651,557)           (290,145)        (1,293,795)          (542,481)
     Provision for income taxes                             -0-                 -0-                780                -0-
                                                  -------------       -------------      -------------      -------------
Net Loss                                          $    (651,557)      $    (290,145)     $  (1,294,575)     $    (542,481)
                                                  =============       =============      =============      =============
Net Loss per common share, basic and diluted      $        (-0-)      $        (-0-)     $        (-0-)     $        (-0-)
                                                  =============       =============      =============      =============
Weighted average shares of common stock
   Outstanding, basic and diluted                   371,637,947         145,958,423        311,343,819        144,969,412
                                                  =============       =============      =============      =============

See notes to the condensed consolidated financial statements.


                            DIGITAL DESCRIPTOR SYSYTEMS, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                              Six Months Ended June 30,
                                                                             --------------------------
                                                                                 2005          2004
                                                                             -----------    -----------
Cash Flows from operating activities
   Net loss                                                                  $(1,294,575)   $  (542,481)
   Adjustments to reconcile net income (loss) to
     Net cash used in operating activities
           Depreciation and amortization                                          24,930              0
            Stock issued for services                                             30,000              0
       Amortization of deferred financing costs and debt discounts related
       to the beneficial conversion feature of debentures                        482,567        283,325
       Bad debt expense                                                              -0-        (12,291)
     Changes in operating assets and liabilities
       Accounts receivable                                                      (192,674)        90,567
       Inventory                                                                  95,944            -0-
       Prepaid expenses                                                          (15,579)         4,720
       Accounts payable                                                           59,647         18,187
       Accrued expenses                                                           (1,176)       (28,312)
       Accrued interest                                                          396,810        138,211
       Deferred income                                                           (30,809)       (71,988)
                                                                             -----------    -----------
            Net cash used in operating activities                               (444,915)      (120,062)
                                                                             -----------    -----------
Cash flows from investing activities
     Purchase fixed assets                                                       (50,492)             0
    Increase in restricted cash                                                      -0-             48
   Purchase assets from CGM Security Solutions                                (1,500,000)            --
                                                                             -----------    -----------
            Net cash used by financing activities                             (1,550,492)            48
                                                                             -----------    -----------
Cash flows from financing activities
   Payment of financing costs                                                   (502,041)        (3,500)
   Proceeds from the issuance of convertible debentures                                0        226,935
   Due to officer and director                                                   (13,830)        (3,190)
                                                                             -----------    -----------
            Net cash (used) provided by financing activities                    (515,871)       220,245
                                                                             -----------    -----------
(Decrease) increase in cash and cash equivalents                             $(2,511,278)   $   100,231

Cash and cash equivalents - beginning                                          3,080,336         51,264
                                                                             -----------    -----------
Cash and cash equivalents - ending                                           $   569,058    $   151,495
                                                                             ===========    ===========


See notes to the condensed consolidated financial statements.

                 DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Principles of Consolidation. The consolidated financial statements include the accounts of CGM Applied Security Technologies, Inc. ("CGM Sub") a wholly owned subsidiary from March 1, 2005 to June 30, 2005. All intercompany balances and transactions have been eliminated in consolidation.


NOTE 2. SUPPLEMENTAL CASH FLOWS DISCLOSURES

There were no cash payments for interest during the second quarter of 2005 or 2004.

Cash payments for income taxes were $0 and $780 in the second quarter of 2005 and 2004 respectively.

During the second quarter of 2005, $7,300 of the convertible debentures issued in September 2001, were converted into 53,000,000 shares of common stock.

During the second quarter of 2005, 49,982,540 shares of common stock were issued for liquidated damages ($10,760) relating to the notes issued December 2001.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company owes the former chief executive officer, who is presently a director, and Senior Vice President & CFO, $3,000 at June 30, 2005, for back payroll and sundry expenses with no repayment terms..

NOTE 4. GOODWILL AND ACQUISITION OF CGM

On March 1, 2005, CGM Sub acquired substantially all of the assets of CGM for $1,500,000 in cash and a $3,500,000 promissory note at 2.86% interest, subject to adjustment. CGM is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems for palletized cargo, physical security systems for tractors, trailers and containers.

The results of operations for CGM is included for March 1 through June 30 in the consolidate statement of operations. The following pro forma results for the six months ended June 30, 2005 are presented as if the acquisition was made on January 1, 2005, for the six months ended:

                                     CGM        DDSI AND SUBSIDIARY
                                  ----------    -------------------
        Net Sales                 $1,507,764         $1,642,309
        Net Income (Loss)             88,962         (1,129,689)
        Net Loss per Share               -0-                 -0-

The transaction was accounted for as an acquisition under the purchase method of accounting in accordance with Statement of Accounting Standards No. 141, Business combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by the company in connection with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets in the amount of $4,054,998 is allocated to goodwill. The preliminary purchase allocation is subject to finalization of the fair market value of the intangible assets.

NOTE 5. CONVERTIBLE DEBENTURES

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

Revenues for the three months ended June 30, 2005, of $875,513 increased $801,423 or 1,182% from the three months ended June30, 2004. The Company generates its revenues through software licenses, hardware, post customer support arrangements security tape and other security related items and other services. The increase in the Company's revenue is directly attributed to the acquisition of CGM, on March 1, 2005. DDSI is still experiencing a decrease in software maintenance contract dollar amount, a loss in client base, and the lack of new product offerings to their clients. Cost of goods sold increased by $447,441 due to the higher cost of sales in CGM Sub.

General and Administrative expenses for the three month period ending June 30, 2005, was $555,080 versus $132,608 for the same period prior year for an increase of $422,472. This increase was mainly attributable to the acquisition of CGM which added costs in all areas, and an increase in accounting and legal costs related to the acquisition.

Selling and Marketing expenses increased $41,922 for the three months period ended June 30, 2005 to $60,585 from $18,663 for the same period in 2004, which represents a 225% increase. This increase was mainly attributable to costs associated with CGM Sub where the Company is ramping up its advertising, trade shows attendance and the addition of sales reps.

Research and development for the three months ended June 30, 2005, was $26,513 compared to $2,855 for the same period prior year for a increase of $23,658. The increase was due to the expansion in development expenses as the Company looks for ways to expand its revenue base by upgrading it products .

The net loss for the Company increased 225% for the three months ended June, 2005, to $651,557 from $290,145 for the three months ending June 30, 2004. This was principally due to the increase in expenses in the cost of sales, general & administrative and interest expense on the Company's debt.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

Revenues for the six months ended June 30, 2005, of $1,024,388 increased $847,196 or 478% from the six months ended June30, 2004. The Company generates its revenues through software licenses, hardware, post customer support arrangements security tape and other security related items and other services. The increase in the Company's revenue is directly attributed to the acquisition of CGM, on March 1, 2005. DDSI is still experiencing a decrease in software maintenance contract dollar amount, a loss in client base, and the lack of new product offerings to their clients. Cost of goods sold increased by $487,194 due to the higher cost of sales in CGM Sub.

General and Administrative expenses for the six month period ending June 30, 2005, was 775,453 versus $247,401 for the same period prior year for an increase of $528,052. This increase was mainly attributable to the acquisition of CGM which added costs in all areas, and an increase in accounting and legal costs related to the acquisition.

Selling and Marketing expenses increased $41,600 for the six months period ended June 30, 2005 to $79,070 from $37,470 for the same period in 2004, which represents a 111% increase. This increase was mainly attributable to costs associated with CGM Sub where the Company is ramping up its advertising and trade shows attendance and the addition of sales reps.

Research and development for the six months ended June 30, 2005, was $51,606 compared to $12,173 for the same period prior year for a increase of $39,433. The increase was due to the expansion in development expenses as the Company looks for ways to expand its revenue base by upgrading it products.

The net loss for the Company increased 139% for the six months ended June, 2005, to $1,294,575 from $542,481 for the six months ending June 30, 2004. This was principally due to the increase in expenses in the cost of sales, general & administrative, and interest expense on the Company's debt.

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

The short-term objective of DDSI is the following:

The Company plans to spend the majority of it time and efforts on increasing the revenue and marketplace of its wholly owned subsidiary, CGM Applied Security Technologies, as it feels that there is a much greater potential for growth of the product line of CGM. In order to accomplish this the Company has hired additional sales people and is increasing its marketing budget in order to expand the awareness of CGM's product line. In addition the Company has begun a complete revamping of the company's infrastructure in order to make it better able to respond to the need of its customers and to give management the reporting it needs on a timely basis.

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

DDSI's long-term objective is as follows:

To enhance its sales of the product line acquired with the acquisition of CGM both domestically and internationally, though the addition of sales representative and distributors

To seek additional products to sell into its basic business market - Criminal Justice - so that DDSI can generate sales adequate enough to allow for profits. New products include biometric devices such as FMS (Fingerprint Matching System) and our integrated digital image and fingerprint package, Identify on Demand.

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

LIQUIDITY AND CAPITAL RESOURCES

We had net losses of $1,294,575 and $542,481 during the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, we had a cash balance in the amount of $569,058 and current liabilities of $1,741,348 which includes $3,000 due to officers and directors. The total amount of notes payable and debentures is $9,115,577. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $10,698,281 as of June 30, 2005. These contractual obligations, along with the dates on which such payments are due are described below:


Contractual Obligations                    Total      One Year or Less   More Than One Year
-------------------------------------   -----------   ----------------   ------------------
Due to Related Parties                       $3,000              $3,000                   $0
Accounts Payable and Accrued Expenses       502,827             502,827                    0
Accrued interest on loans                 1,076,877           1,076,877                    0
Note payable                              3,500,000                   0            3,500,000
Convertible Debentures                    5,615,577                   0            5,615,577
Total Contractual Obligations           $10,698,281         $ 1,582,704           $9,115,577


The Company is currently in default on several of the convertible debentures above but considers them to be long term since they will not be settled within one year even though they may have earlier redemption dates.

Below is a discussion of our sources and uses of funds for the six months ended June 30, 2005 and 2004.

NET CASH FROM OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $444,915 and $120,062, respectively. The increase in cash used from operating activities in the six months ended June 30, 2005 versus 2004 of $324,853 was principally due to the increase in net operating costs associated with CGM.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2005 was $1,550,492 which reflects the cash paid for the acquisition of CGM's assets.

NET CASH FROM FINANCING ACTIVITIES

Net cash used in financing activities was $515,871 for the six months ended June 30, 2005. $220,245 was provided by financing activities for the six months ended June 30, 2004.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of June 30, 2005 or as of the date of this report.

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

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

The Company is in default of $1,733,478 of outstanding debentures. Although the debenture holders have not pursued their rights under such debentures, there can be no assurances that such rights will not be exercised.

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

                                         DIGITAL DESCRIPTOR SYSTEMS, INC.
                                                 (Registrant)


Date: August 22, 2005                    By: /s/ ANTHONY SHUPIN
                                             -----------------------------------
                                             Anthony Shupin
                                            (President, Chief Executive Officer)
                                            (Chairman)


Date: August 22, 2005                    By: /s/ MICHAEL J. PELLEGRINO
                                             -----------------------------------
                                             Michael J. Pellegrino
                                             Senior Vice President & CFO
                                            (Director)