Form 10QSB
period 2005-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2005-11-14
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                      Outstanding at
          Class of Common Stock                      November 3, 2005
          ---------------------                   --------------------

             $.001 par value                      2,640,907,985 Shares


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES |_| NO |X|

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                  Assets
Current Assets
  Cash and cash equivalents                                         $    280,434
  Restricted cash                                                         50,000
  Accounts receivable, less allowance of $45,584                         630,040
  Inventory                                                              354,614
  Prepaid expenses                                                         4,300
  Debt discount and deferred financing costs                           1,970,731
                                                                    ------------
     Total Current Assets                                              3,290,119

Property and equipment, net of
   accumulated depreciation of $34,781                                   480,631
Intangible assets, net of
   accumulated amortization of $32,523                                   177,843
Deposits                                                                   1,730
Goodwill                                                               4,054,998
                                                                    ------------
           Total Assets                                             $  8,005,321
                                                                    ============

                 Liabilities and Shareholders' Impairment

Current Liabilities
  Accounts payable                                                  $    326,959
  Accrued expenses                                                       310,226
  Accrued interest                                                     1,262,780
  Deferred income                                                        180,203
  Convertible debentures - Current                                     2,112,577
                                                                    ------------
     Total Current Liabilities                                         4,192,745

Convertible debentures - Longterm                                      3,500,000
Note payable                                                           3,500,000

                                                                    ------------
     Total Liabilities                                                11,192,745
                                                                    ------------

Shareholders' deficit
  Preferred stock, $.001 par value
    1,000,000 shares authorized, -0- issued and outstanding                  -0-
  Common stock, par value $.001; authorized 9,999,000,000 shares;
    1,565,611,685 issued and outstanding                               1,525,413
  Additional paid-in capital                                          18,347,527
  Accumulated deficit                                                (23,060,364)
                                                                    ------------
     Total Shareholders' Impairment                                   (3,187,424)
                                                                    ------------

     Total Liabilities and Shareholders' Impairment                 $  8,005,321
                                                                    ============

See notes to the condensed consolidated financial statements.                  2

                 DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                   ENDED            ENDED            ENDED            ENDED
                                                 SEPTEMBER        SEPTEMBER        SEPTEMBER        SEPTEMBER
                                                  30, 2005         30, 2004         30, 2005         30, 2004
                                              --------------    -------------    -------------    -------------

Net Sales                                      $   1,118,922    $      71,068    $   2,143,310    $     248,259
Cost of Revenues                                     296,024           (2,030)         788,185            2,937
                                               -------------    -------------    -------------    -------------
    Gross Profit                                     822,898           73,098        1,355,125          245,322

 Operating Expenses
   General and administrative expenses               635,911           58,355        1,411,364          305,756
   Sales and marketing                                22,903           10,851          101,973           48,320
   Research and development                           25,725            4,864           77,331           17,037
                                               -------------    -------------    -------------    -------------
      Total Operating Expenses                       684,539           74,070        1,590,668          371,113
                                               -------------    -------------    -------------    -------------

Operating Income (Loss)                              138,359             (972)        (235,543)        (125,791)

Other Expense
     Depreciation and amortization                   (18,699)             -0-          (43,629)             -0-
     Interest expense and financing costs           (539,556)        (173,259)      (1,434,519)        (594,794)
     Miscellaneous                                       -0-              -0-              -0-            3,873
                                               -------------    -------------    -------------    -------------
      Other Expense                                 (558,255)        (173,259)      (1,478,148)        (590,921)
                                               -------------    -------------    -------------    -------------

Loss before provision for income taxes              (419,896)        (174,231)      (1,713,691)        (716,712)

     Provision for income taxes                       24,613              -0-           25,393              -0-
                                               -------------    -------------    -------------    -------------

Net Loss                                       $    (444,509)   $    (174,231)   $  (1,739,084)   $    (716,712)
                                               =============    =============    =============    =============

Net Loss per common share, basic and diluted   $        (-0-)   $        (-0-)   $       (-0-)    $        (-0-)
                                               =============    =============    =============    =============

Weighted average shares of common stock
   Outstanding, basic and diluted                771,728,982      169,913,737      478,591,460      153,344,879
                                               =============    =============    =============    =============


See notes to the condensed consolidated financial statements.                                                                     3

                DIGITAL DESCRIPTOR SYSYTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended September 30,
                                                                                 2005           2004
                                                                             ------------   ------------

Cash Flows from operating activities:

   Net loss                                                                  $(1,739,084)   $  (716,712)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                                              59,116            -0-
       Stock issued for services                                                  30,000            -0-
       Amortization of deferred financing costs and debt discounts related
       to the beneficial conversion feature of debentures                        677,331        383,884
       Bad debt expense                                                              -0-        (25,475)
     Changes in operating assets and liabilities
       Accounts receivable                                                      (561,511)        83,933
       Inventory                                                                 (19,862)           -0-
       Prepaid expenses                                                           (4,300)         6,550
       Accounts payable                                                          189,376        (58,232)
       Accrued expenses                                                              452        (46,319)
       Accrued interest                                                          748,213        213,848
       Deferred income                                                            (9,250)       (70,494)
                                                                             -----------    -----------
            Net cash used in operating activities                               (629,519)      (229,017)
                                                                             -----------    -----------

Cash flows from investing activities:

   Purchase fixed assets                                                        (104,512)            72
   Purchase assets from CGM Security Solutions                                (1,500,000)            --
                                                                             -----------    -----------
            Net cash (used) provided by financing activities                  (1,604,512)            72
                                                                             -----------    -----------

Cash flows from financing activities:

   Payment of financing costs                                                   (502,041)        (3,500)
   Proceeds from the issuance of convertible debentures                              -0-        226,937
   Due to officer and director                                                   (13,830)        (1,990)
                                                                             -----------    -----------
            Net cash (used) provided by financing activities                    (515,871)       221,447
                                                                             -----------    -----------

Decrease in cash and cash equivalents                                        $(2,749,902)   $    (7,498)

Cash and cash equivalents - beginning                                          3,080,336         51,264
                                                                             -----------    -----------

Cash and cash equivalents - ending                                           $   330,434    $    43,766
                                                                             ===========    ===========


See notes to the condensed consolidated financial statements.                                                                     4

                 DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Principles of Consolidation. The consolidated financial statements include the accounts of CGM Applied Security Technologies, Inc. ("CGM Sub") a wholly owned subsidiary from March 1, 2005 to September 30, 2005. All intercompany balances and transactions have been eliminated in consolidation.


NOTE 2. SUPPLEMENTAL CASH FLOWS DISCLOSURES

There were no cash payments for interest during the third quarter of 2005 or 2004.

Cash payments for income taxes were $24,613 and $-0- in the third quarter of 2005 and 2004 respectively.

During the third quarter of 2005, $79,172.40 of the convertible debentures issued in September 2001, were converted into 579,730,000 shares of common stock.

During the third quarter of 2005, 513,432,786 shares of common stock were issued for liquidated damages ($50,967.00) relating to the notes issued December 2001.

See notes to the condensed consolidated financial statements. Digital Descriptor Systems, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements.


NOTE 3. RELATED PARTY TRANSACTIONS

The Company owes the former chief executive officer, who is presently a director, and Senior Vice President & CFO, $3,000 at September 30, 2005, for back payroll and sundry expenses with no repayment terms.


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

The results of operations for CGM is included for March 1 thru September 30 in the consolidated statement of operations. The following pro forma results for the nine months ended September 30, 2005 are presented as if the acquisition was made on January 1, 2005, for the nine months ended:


                                      CGM             DDSI AND SUBSIDIARY
                                      ---             -------------------

               Net Sales            $2,556,602           $2,761,232

               Net Income (Loss)       233,195           (1,972,278)

               Net Loss per Share          -0-                  -0-

The transaction was accounted for as an acquisition under the purchase method of accounting in accordance with Statement of Accounting Standards No. 141, Business combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by the company in connections with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets in the amount of $4,054,998 is allocated to goodwill. The preliminary purchase allocation is subject to finalization of the intangible assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues for the three months ended September 30, 2005, of $1,118,922 increased $1,047,854 or 1,474% from the three months ended September 30, 2004. The Company generates its revenues through software licenses, hardware, post customer support arrangements, security tape, labels and other security related items and other services. The increase in the Company's revenue is directly attributed to the acquisition of CGM, on March 1, 2005. DDSI is still experiencing a decrease in software maintenance contract dollar amount, a loss in client base, and the lack of new product offerings to their clients. Cost of revenue sold increased by $298,054 due to the increase of sales attributed to the CGM subsidiary.

General and Administrative expenses for the three month period ending September 30, 2005, was $635,911 versus $58,355 for the same period prior year for an increase of $577,556. This increase was mainly attributable to the acquisition of CGM which added costs in all areas, but mainly in the area of payroll due to the added personnel acquired with the CGM subsidiary.

Selling and Marketing expenses increased $12,052 for the three months period ended September 30, 2005 to $22,903 from $10,851 for the same period in 2004, which represents a 111% increase. This increase was mainly attributable to costs associated with CGM Sub where the Company is ramping up its advertising, trade shows attendance and the addition of sales reps.

Research and development for the three months ended September 30, 2005, was $25,725 compared to $4,864 for the same period prior year for a increase of $20,861. The increase was due to the expansion in development expenses as the Company looks for ways to expand its revenue base by upgrading its products.

The net loss for the Company increased 155% for the three months ended September, 2005, to $444,509 from $174,231 for the three months ending September 30, 2004. This was principally due to the increase in expenses in the cost of sales, general & administrative and interest expense on the Company's debt.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues for the nine months ended September 30, 2005, of $2,143,310 increased $1,895,051 or 763% from the nine months ended September 30, 2004. The Company generates its revenues through software licenses, hardware, post customer support arrangements security tape and other security related items and other services. The increase in the Company's revenue is directly attributed to the acquisition of CGM, on March 1, 2005. DDSI is still experiencing a decrease in software maintenance contract dollar amount, a loss in client base, and the lack of new product offerings to their clients. Cost of revenue increased by $785,248 due to the higher sales in CGM Sub.

General and Administrative expenses for the nine month period ending September 30, 2005, was $1,411,364 versus $305,756 for the same period prior year for an increase of $1,105,608. This increase was mainly attributable to the acquisition of CGM which added costs in all areas, areas but mainly in the area of payroll due to the added personnel acquired with the CGM subsidiary.


Selling and Marketing expenses increased $53,653 for the nine months period ended September 30, 2005 to $101,973 from $48,320 for the same period in 2004, which represents a 111% increase. This increase was mainly attributable to costs associated with CGM Sub where the Company is ramping up its advertising, trade show attendance and the addition of sales reps.

Research and development for the nine months ended September 30, 2005, was $77,331 compared to $17,037 for the same period prior year for a increase of $60,294. The increase was due to the expansion in development expenses as the Company looks for ways to expand its revenue base by upgrading its products.

The net loss for the Company increased 142% for the nine months ended September, 2005, to $1,739.084 from $716,712 for the nine months ending September 30, 2004. This was principally due to the increase in expenses in the cost of sales, general & administrative, and interest expense on the Company's debt.

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

THE SHORT-TERM OBJECTIVE OF DDSI IS THE FOLLOWING:

The Company plans to spend the majority of it's time and efforts on increasing the revenue and marketplace of its wholly owned subsidiary, CGM Applied Security Technologies, as it feels that there is a much greater potential for growth of the product line of CGM. In order to accomplish this, the Company has hired additional sales people and is increasing its marketing budget in order to expand the awareness of CGM's product line. In addition, the Company has begun a complete revamping of the company's infrastructure in order to make it better able to respond to the need of its customers and to give management the reporting it needs on a timely basis.

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

DDSI is doing the following in its effort to reach profitability:

o The Company is putting a great deal of effort to increase the sales of the CGM subsidiary. The Company believes at this time that the most significant growth in revenue will come from CGM and its product lines.

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

LIQUIDITY AND CAPITAL RESOURCES

We had net losses of $1,739,084 and $716,712 during the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, we had a cash balance in the amount of $280,434 and current liabilities of $2,080,167 which includes $3,000 due to officers and directors. The total amount of notes payable and debentures is $9,112,577. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $11,015,541 as of September 30, 2005. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations                     Total      One Year or Less   More Than One Year
-------------------------------------    -----------   ----------------   ------------------
Due to Related Parties ...............   $     3,000       $     3,000          $         0
Accounts Payable and Accrued Expenses        637,184           637,184                    0
Accrued interest on loans ............     1,262,780         1,262,780                    0
Note payable .........................     3,500,000                 0            3,500,000
Convertible Debentures ...............     5,612,577                 0            5,612,577
Total Contractual Obligations ........   $11,015,541       $ 1,902.964          $ 9,112,577


The Company is currently in default on several of the convertible debentures above but considers them to be long term since they will not be settled within one year even though they may have earlier redemption dates.

Below is a discussion of our sources and uses of funds for the nine months ended September 30, 2005 and 2004.

NET CASH FROM OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $629,519 and $229,017, respectively. The increase in cash used from operating activities in the nine months ended September 30, 2005 versus 2004 of $400,502 was principally due to the increase in net operating costs associated with CGM.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2005 was $1,604,512 which reflects the cash paid for the acquisition of CGM's assets.

NET CASH FROM FINANCING ACTIVITIES

Net cash used in financing activities was $515,871 for the nine months ended September 30, 2005. $220,845 was provided by financing activities for the nine months ended September 30, 2004. This increase in cash used of $736,716 is mainly reflected in the note payable to CGM and Erik Hoffer for the purchase of CGM.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of September 30, 2005 or as of the date of this report.

ITEM 3. CONTROL AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended.

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

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)


Date: November 4, 2005                   By: /s/ ANTHONY SHUPIN
                                         ---------------------------------------
                                         Anthony Shupin
                                         (President, Chief Executive Officer)
                                         (Chairman)


Date: November 4, 2005                   By: /s/ MICHAEL J. PELLEGRINO
                                         ---------------------------------------
                                         Michael J. Pellegrino
                                         Senior Vice President & CFO
                                         (Director)