Form 10KSB/A
period 2004-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-01-06
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A-2

                                    (MarkOne)

|X| ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                                               Common Stock
                                                 Bid Price
                                          ------------------------
Calendar Year 2003                          Low             High
------------------                        -------          -------

First Quarter                             $0.0003          $0.0032
Second Quarter                            $0.0004          $0.005
Third Quarter                             $0.001           $0.0026
Fourth Quarter                            $0.0001          $0.002

Calendar Year 2004
First Quarter                             $0.0010          $0.0055
Second Quarter                            $0.0015          $0.0085
Third Quarter                             $0.0004          $0.0027
Fourth Quarter                            $0.0004          $0.0009

Calendar Year 2005
First Quarter                             $0.0004          $0.0026

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

Sales and Marketing expenses decreased $106,748 for the year ended December 31, 2004 from $171,762 or a 62% decrease. This decrease was mainly attributable to a decrease in professional services of $57,490 and a decrease in salaries, benefits and payroll taxes in the aggregate of $38,502.

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

At December 31, 2004, DDSI had assets of $3,566,848 compared to $553,946 on December 31, 2003 an increase of $3,012,902 and shareholder deficiency of $1,643,840 on December 31, 2004 compared to shareholder deficiency of $2,605,403 on December 31, 2003, a decrease of $961,563. This decrease in shareholder deficiency for the year ended December 31, 2004 resulted from the net loss for the year ended December 31, 2004 offset by the issuance of Common Stock and the debt discounts related to the issuance of convertible debentures.

As of December 31, 2004, DDSI had increase in working capital of $356,666, a change of $2,250,467 from a negative working capital of $2,607,133 at December 31, 2003. The increase in working capital was primarily a result of $3,058,431 in restricted cash received.

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

ITEM 8A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission in that we were required to make certain revisions to our financial statements. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

* Mr. Pellegrino resigned as President and Chief Executive Officer effective October 6, 2003. In 2004, Mr. Pellegrino served as Chairman of the Board and as a consultant to the Company.



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

Michael J. Pellegrino, Senior Vice President and Chief Financial Officer. Mr. Pellegrino was appointed as Senior Vice President and Chief Financial Officer effective February 25, 2005. On February 25, 2005, DDSI entered into a five-year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $175,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $175,000 per year). Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of DDSI. DDSI may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Pellegrino will be entitled to 25 vacation days per year at such times as may be mutually agreed with the Board of Directors. DDSI shall also furnish Mr. Pellegrino with monthly car allowance of Six Hundred Dollars ($600.00) and related car expenses.

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

ITEM 13. Exhibits

Exhibit
Number     Description

3.1            Certificate of Incorporation of the Company. Incorporated June
               13, 1994 (1)
3.2            Restated Articles of Incorporation of the Issuer, May 21, 1997
               (1)
3.3            Amended Articles of Incorporation (1)
3.4            Amended Articles of Incorporation dated October 9, 2001 (5)
3.5            By-Laws of the Company (1)
4.1            Warrant Agreement with AJW Partners, LLC (4)
4.2            Warrant Agreement with New Millennium Capital Partners II, LLC
               (4)
4.3            Stock Purchase Warrant Agreement with AJW Partners LLC (5)
4.4 Stock Purchase Warrant Agreement with New Millennium Capital Partners II LLC (5)
4.5            Stock Purchase Warrant Agreement with Bristol Investment Fund,
               Ltd. (5)
4.6            Stock Purchase Warrant Agreement with AJW Qualified Partners, LLC
               (8)

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

                                    Digital Descriptor Systems, Inc.


                                    By: /s/ Anthony Shupin
                                        ------------------------------
                                        Anthony Shupin, Chairman, President, and
                                        Chief Executive Officer
                                        Dated: December 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
By:   /s/ Anthony Shupin                 Chairman, President, and Chief,             December 29, 2005
      ------------------------           Executive Officer
      Anthony Shupin

By:   /s/ Michael Pellegrino             Senior Vice President and Chief             December 29, 2005
      ------------------------           Financial Officer, Director
      Michael Pellegrino

By:                                      Executive Vice President and
      ------------------------           Director
      Erik Hoffer

By:   /s/ Vincent Moreno                 Director                                    December 29, 2005
      ------------------------
      Vincent Moreno

By:                                      Director
      ------------------------
      Robert Gowell

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders Digital Descriptor Systems, Inc.

We have audited the accompanying balance sheet of Digital Descriptor Systems, Inc., (the Company) as of December 31, 2004, and the related statements of operations, shareholders' impairment and cash flows for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Note 12, subsequent to the issuance of the Company's 2004 financial statements and our report thereon dated March 15, 2005, the amortization periods, the classification of the debt discounts, and the related disclosures associated with the beneficial conversion features of our convertible debentures have been changed. In our original report we expressed an unqualified opinion on the 2004 financial statements and our opinion on the revised statements, as expressed here in, remains the same.


                                 /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 25, 2005
  Except for Note 12, dated December 23, 2005

Digital Descriptor Systems, Inc. Balance Sheet December 31, 2004

                                                                (As Restated)

                                              Assets

Current  Assets
   Cash                                                                               $     21,905
   Restricted cash                                                                       3,058,431
   Accounts receivable, less allowance for uncollectible accounts
     of $38,084                                                                             68,529
   Deferred financing costs, net                                                           416,253
                                                                                      ------------

       Total Current Assets                                                              3,565,118

Other Assets
   Security deposit                                                                          1,730
                                                                                      ------------
       Total Assets                                                                      3,566,848
                                                                                      ============

                    Liabilities and Shareholders' Impairment

Current Liabilities

   Accounts payable                                                                        137,582

   Accrued expenses                                                                        309,774

   Accrued interest                                                                        680,067

   Due to officer and director                                                              13,830

   Deferred income                                                                         189,453

   Convertible debentures, net of discount                                               1,877,746

                                                                                      ------------
     Total Current Liabilities                                                           3,208,452

   Convertible debentures, net of discount                                               2,002,236

Shareholders' Impairment

   Preferred stock, $.001 par value: authorized shares - 1,000,000;
     issued and outstanding shares - none                                                       --

   Common stock, $.001 par value: authorized shares - 9,999,000,000;
     issued and outstanding shares - 210,716,359                                           210,716

   Additional paid-in capital                                                           19,466,724

   Accumulated deficit                                                                 (21,321,280)
                                                                                      ------------
       Total Shareholders' Impairment                                                   (1,643,840)
                                                                                      ------------
       Total Liabilities and Shareholders' Impairment                                 $  3,566,848
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

The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The intrinsic value of this beneficial conversion feature of $22,614 was allocated to paid-in capital and recorded as a debt discount. In addition the debenture holders also received warrants to purchase 315,000 shares at an exercise price of $0.005 per share anytime before February 28, 2009. The estimated fair value of the warrants was $504, which was also recorded as a debt discount. The total debt discount is being amortized on a straight line basis which approximates the effective interest method, over the life of the note. $20,317 of this amount was charged to interest expense during 2004.

Additional costs of $12,819 incurred with the issuance of the convertible debentures were recorded as deferred financing cost and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $1,068.

In May, 2004, the Company issued four convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in May 2005. Quarterly interest was not paid and accordingly accrued interest of $19,555 is included in the financial statements.

The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The intrinsic value of this beneficial conversion feature of $123,124 was allocated to paid-in capital and recorded as a debt discount . In addition the debenture holders also received warrants to purchase 750,000 shares at an exercise price of $0.005 per share anytime before May 31, 2009. The estimated fair value of the warrants was $5,175, which was also recorded as a debt discount. The total debt discount is being amortized on a straight line basis which approximates the effective interest method, over the life of the note. $35,911 of this amount was charged to interest expense during 2004

Digital Descriptor Systems, Inc. Notes to the Financial Statements

Additional costs of $55,244 incurred with the issuance of the convertible debentures were recorded as deferred financing cost and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $36,829.

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

The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.0005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. The intrinsic value of this beneficial conversion feature of $1,723,881 was allocated to paid-in capital and recorded a debt discount . In addition the debenture holders also received warrants to purchase 10,500,000 shares at an exercise price of $0.005 per share anytime before November 30, 2009. The estimated fair value of the warrants was $5,250, which was also recorded as a debt discount. The total debt discount is being amortized on a straight line basis which approximates the effective interest method, over the life of the note.. $71,828 of this amount was charged to interest expense during 2004

Additional costs of $391,569 with the issuance of the convertible debentures were recorded as deferred financing cost and are being amortized on a straight-line basis which approximates the effective interest method, over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $376,509. A large percentage of our funding comes from convertible debentures payable to one related group of investors.

As of December 31, 2004

Of the total accrued interest of $600,067, $572,188 or 84% and of the total convertible debentures, net discounts of $3,879,982, $3,613,482 or 93% were owed to this investor group. A lack of continued funding by this investor group could have a significant impact on our financial position.

Note 5 - Deferred Financing Costs

Deferred financing cost represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. The total deferred financing cost were $416,253 and accumulated amortization was $175,622 as of December 31, 2004.

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

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                                       Year Ended December 31,
                                                    ----------------------------
                                                        2004            2003
                                                    -----------      -----------
Tax provision at the U. S. Federal
  Statutory rate                                           34%             34%
Valuation allowance                                       (34)%           (34)%
                                                    -----------      -----------
Effective tax rates                                        --%             --
                                                    ===========      ===========


The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2004 follows:

Deferred tax assets
  Net operating loss carryforwards         $    3,621,000
  Bad debt reserves                                    --
                                           --------------
Deferred tax assets                             3,621,000
Valuation allowance                            (3,621,000)
                                           --------------
   Net deferred tax asset                  $           --


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

Digital Descriptor Systems, Inc. Notes to the Financial Statements

Note 12 - Restatement

We have restated the Financial Statements for the fiscal year ended December 31, 2004 as a result of changes made to the amortization period for the intrinsic value of the beneficial conversion feature of notes payable. As discussed further in Note 4. Also, Note 4 has been expanded to more fully describe the terms and conditions of these convertible debentures.

The intrinsic value of the beneficial conversion feature of the notes was previously recorded as interest expense of $1,869,179 during 2004. This amount has been reclassified as a debt discount and is being amortized over the life of the notes. $128,056 of this amount was then expensed in 2004.

The impact of this adjustment on the financial statement as originally reported is summarized below:


                                                             December 31, 2004

                                                       As Reported        As Restated
                                                      --------------------------------
Debt discount and deferred financing costs, net       $    422,946       $    416,253
Total Assets                                             3,573,541          5,314,704
Accumulated deficit                                    (23,062,433)       (21,321,280)
Total Liabilities and Shareholders Impairment            3,573,541          5,314,704

Interest and amortization of deferred debt costs         2,530,210            789,047
Total Expenses                                           3,125,534          1,384,371
Net Loss                                                (2,713,482)          (972,319)
Net loss per share                                            (.02)              (.01)