Form 10QSB/A
period 2005-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-01-06
CIK 927454

FORM 10-QSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              23-2770048
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)


                   2150 Highway 35, Sea Girt, New Jersey 08750
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                             Washington, D.C. 20549

                        DIGITAL DESCRIPTOR SYSTEMS, INC.

                                      Index

PART I  - FINANCIAL INFORMATION                                                3

          Item 1. Financial Statements                                         3

                  Consolidated Condensed Balance Sheet                         3

                  Consolidated Condensed Statements of Operations              4

                  Consolidated Condensed Statements of Cash Flows              5

                  Notes to the Consolidated Condensed Financial Statements     6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9

          Item 3. Control and Procedures                                      13

PART II - OTHER INFORMATION                                                   14

          Item 1. Legal Proceedings                                           14

          Item 2. Changes in Securities and Use of Proceeds                   14

          Item 3. Defaults Upon Senior Securities                             14

          Item 4. Submission of Matters to a Vote of Security Holders         14

          Item 5. Other Information                                           14

          Item 6. Exhibits                                                    14

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                 Digital Descriptor Systems, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

                                                                    As Restated

                                     Assets

Current Assets
  Cash and cash equivalents                                        $    823,485
  Restricted cash                                                        50,000
  Accounts receivable, less allowance of $38,084                         98,432
  Inventory                                                             365,963
  Prepaid expenses                                                        1,794
  Deferred financing costs,net                                          889,544
                                                                   ------------
     Total Current Assets                                             2,229,218

Property and equipment, net of
  accumulated depreciation of $618,031                                  410,901
Intangible assets, net of
  accumulated amortization of $25,310                                   202,178
Deposits                                                                  1,730
Goodwill                                                              4,054,998
                                                                   ------------
     Total Assets                                                  $  6,899,025
                                                                   ============

                      Liabilities and Shareholders' Deficit

Current Liabilities
  Accounts payable                                                 $    202,193
  Accrued expenses                                                      305,634
  Accrued interest                                                      862,332
  Due to officer and director                                            20,115
  Deferred income                                                       169,204
  Convertible debentures, current                                     1,873,211
                                                                   ------------

     Total Current Liabilities                                        3,432,689

Note payable                                                          3,500,000
Convertible debentures                                                2,237,235
                                                                   ------------
     Total Liabilities                                                9,169,924
                                                                   ------------

Shareholders' deficit
  Preferred stock, $.01 par value
    1,000,000 shares authorized, 0 issued and outstanding                    --
  Common stock, par value $.01; authorized 9,999,000,000 shares;
    319,466,359 issued and outstanding                                  292,512
  Additional paid-in capital                                         19,400,888
  Retained earnings                                                 (21,964,299)
                                                                   ------------
     Total Shareholders' Deficit                                     (2,270,899)
                                                                   ------------

     Total Liabilities and Shareholders' Deficit                   $  6,899,025
                                                                   ============

         See notes to the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                As Restated
                                                         Three Months Ended March 31,
                                                       ------------------------------
                                                            2005             2004
                                                       -------------    -------------
Net Sales                                              $     148,875    $     106,975
Cost of goods sold                                            44,702            4,948
                                                       -------------    -------------

Gross profit                                                 104,173          102,027

Operating expenses
     General and administrative                              259,701          113,129
     Selling and marketing                                    25,332           18,807
     Research and development                                  3,848            9,318
                                                       -------------    -------------

Loss from operations                                        (184,708)         (39,227)
                                                       -------------    -------------

Interest and amortization of financing costs                 457,531          211,445
Provision for income taxes                                       780            1,664
                                                       -------------    -------------

Net income (loss)                                           (643,019)        (252,336)
                                                       =============    =============

Net income (loss) per common share:

  Basic and diluted                                    $       (0.00)   $       (0.00)
                                                       =============    =============

Weighted average number of common shares outstanding
  Basic and diluted                                      251,049,692      143,980,401
                                                       -------------    -------------

         See notes to the condensed consolidated financial statements.

                Digital Descriptor Sysytems, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              As Restated
                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          2005            2004
                                                                      ------------    ------------
Cash Flows from operating activities

   Net income (loss)                                                  $   (643,019)   $   (252,336)
   Adjustments to reconcile net income (loss) to
     Net cash used in operating activities
       Amortization of deferred financing costs and debt discounts
         related to the beneficial conversion feature of debentures        275,266         146,244
     Changes in operating assets and liabilities
       Accounts receivable                                                 (29,903)         63,185
       Inventory                                                           (31,211)             --
       Prepaid expenses                                                     (1,794)          2,360
       Accounts payable                                                     64,611           8,469
       Accrued expenses                                                     (4,140)        (14,508)
       Accrued interest                                                    182,265          65,201
       Deferred income                                                     (20,249)        (43,280)
                                                                      ------------    ------------
            Net cash used in operating activities                         (208,174)        (24,665)
                                                                      ------------    ------------

Cash flows from investing activities

   Puchase assets from CGM Security Solutions                           (1,500,000)             --
                                                                      ------------    ------------
            Net cash used by financing activities                       (1,500,000)             --
                                                                      ------------    ------------

Cash flows from financing activities

   Payment of financing costs                                             (504,962)             --
   Proceeds from the issuance of convertible debentures                         --          31,680
   Due to officer and director                                               6,285           2,670
                                                                      ------------    ------------
            Net cash (used) provided by financing activities              (498,677)         34,350
                                                                      ------------    ------------


(Decrease) increase in cash and cash equivalents                      $ (2,206,851)   $      9,685

Cash and cash equivalents - beginning                                    3,080,336          51,288
                                                                      ------------    ------------

Cash and cash equivalents - ending                                    $    873,485    $     60,973
                                                                      ============    ============

         See notes to the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

      Principles of Consolidation. The consolidated financial statements include the accounts of CGM Security Solutions, a wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

      The Compnay  issued a Note Payable for  $3,500,00 for the  acquisition  of
      certain  CGM  Security   Solution  assets  aquired  by  our  wholly  owned
      subsidairy.

      During the first quarter of 2004, $42,000 of outstanding compensation expense related to an officer and director was converyted into the Company's common stock.

                 Digital Descriptor Systems, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements

Note 3. Related Party Transactions

      The Company owes the former chief executive officer, who is presently a director, and Senior Vice President & CFO, $20,115 at March 31, 2005, for back payroll and sundry expenses with no repayment terms. For the three-month period ended March 31, 2005, the director provided consulting services amounting to $8,000.

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

Note 5. Goodwill and Acqusition of CGM

      On March 1, 2005, our wholly owned subsidiary acquired substantially all of the assets of CGM Security Solutions, Inc. ("CGM") for $1,500,000 in cash and a $3,500,00 promissory note at 2.86% interest, subject to adjustment. CGM is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems for palletized cargo, physical security systems for tractors, trailers and containers.

      The company has not had the fair market value of the acquired assets appraised as of the date of this filing. Therfore, the assets acquired from CGM were recorded by the Company at CGM's book value (until the fair market value appraisal is completed).

      The Company recorded the excess of the cost of the CGM assets acquired over their book values as goodwill in the amount of $4,054,998. In accordance with SFAS No.142, no amortization was recorded for goodwill as it is deemed to have an infinite life. The goodwill, subject to adjustment as described in the preceeding paragraph, will be assessed annually for impairment.

Note 6. Restatement

      We have restated the financial statements for the three months ended March 31, 2005 as a result of changes made to the amortization period for the intrinsic value of the beneficial convertion feature of notes payable.

      The intrinsic value of the benefical conversion feature of the notes was previously recorded as interest expense during 2004. The amount previously expensed has been reclassified to debt disounts and is being amoritized over the life of the notes.

      The impact of this adjustment on the financial statements as originally reported is summarized below:

                                                         March 31, 2005
                                                 -------------------------------
                                                 As reported         As restated
                                                 -----------         -----------

Deferred financing cost                              897,122            889,544
Total assets                                       6,906,603          6,899,025
Total liabilities                                 10,682,655          5,737,235
Accumulated deficit                              (23,469,452)       (21,964,299)
Interest and amortization of debt costs              221,521            457,531
Net loss                                            (407,009)          (643,019)
Net loss per share                                        (0)                (0)

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

General and Administrative expenses for the three month period ending March 31, 2005, was $259,701 versus $113,129 for the same period prior year for a increase of $146,571 or 130%. This increase was mainly attributable to the acquisition of CGM which added costs of $102,314, an increase in salaries, and an increase in accounting and legal costs.

Sales and Marketing expenses increased $6,526 for the three months period ended March 31, 2005 to $25,332 from $18,807 for the same period in 2004, which represents a 37% increase. This increase was mainly attributable to costs associated with CGM Sub.

Research and development for the three months ended March 31, 2005, was $3,848 compared to $9,318 for the same period prior year for a decrease of $5,470. The decrease was due to the decline in development expenses as the Company looks for other ways to expand its revenue bases.

The net loss for the Company increased 155% for the three months ending March 31, 2005, to $643,019 from $252,336 for the three months ending March 31, 2004. This was principally due to the increase in expenses, mainly from CGM.

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

Liquidity and Capital Resources

We had net losses of $643,019 and $252,336 during the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, we had a cash balance in the amount of $873,485 and current liabilities of $3,432,689, which includes $20,115 due to officers and directors. The total amount of notes payable and debentures is $7,610,446. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $9,000,720 as of March 31, 2005. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations                        Total          One Year or Less   More Than One Year
-----------------------                    ------------       ----------------   ------------------
Due to Related Parties                     $     20,115         $     20,115        $          0

Accounts Payable and Accrued Expenses           507,827              507,827                   0

Accrued interest on loans                       862,332              862,332                   0

Note payable                                  3,500,000                    0           3,500,000

Convertible Debentures                        4,110,446            1,873,211           2,237,235

Total Contractual Obligations              $  9,000,720         $  3,263,485        $  5,737,235

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2005 and 2004.

Net Cash from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $208,174 and $24,665, respectively. The increase in cash used from operating activities in the three months ended March 31, 2005 versus 2004 of $183,509 was principally due to the increase in net operating costs associated with CGM for the three months.

Net Cash from Investing Activities

Net cash used by investing activities for the three months ended March 31, 2005 was $1,500,000, which reflects the cash paoid for the acquisition of CGM's assets.

Net Cash from Financing Activities

Net cash provided by financing activities was $3,481,510 and $221,447 for the three months ended March 31, 2005 and 2004, respectively, reflecting a decrease of $3,260,063. This is mainly reflected in the note payable to CGM and Erik Hoffer for the purchase of CGM.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2005 or as of the date of this report.

Item 3. Control and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission in that we were required to make certain revisions to our financial statements. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, reglardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

                                             DIGITAL DESCRIPTOR SYSTEMS, INC.
                                             --------------------------------
                                                       (Registrant)


      Date: December 29, 2005        By: /s/ ANTHONY SHUPIN
                                         ---------------------------------------
                                         Anthony Shupin
                                         (President, Chief Executive Officer)
                                         (Chairman)


      Date: December 29, 2005        By: /s/ MICHAEL J. PELLEGRINO
                                         ---------------------------------------
                                         Michael J. Pellegrino
                                         Senior Vice President & CFO
                                         (Director)