Form 10QSB/A
period 2005-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-01-06
CIK 927454

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                               Outstanding at
              Class of Common Stock           August 11, 2005
              ---------------------           ---------------
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

                                                                               As Restated
                                     Assets
Current Assets
  Cash and cash equivalents                                                    $    519,058
  Restricted cash                                                                    50,000
  Accounts receivable, less allowance of $34,550                                    261,206
  Inventory                                                                         238,808
  Prepaid expenses                                                                   15,579
  Deferred financing costs                                                          809,533
                                                                               ------------
      Total Current Assets                                                        1,894,184

Property and equipment, net of
  accumulated depreciation of $19,875                                               451,127
Intangible assets, net of
  accumulated amortization of $5,055                                                197,121
Deposits                                                                              1,730
Goodwill                                                                          4,054,998
                                                                               ------------
      Total Assets                                                             $  6,599,160
                                                                               ============

                    Liabilities and Shareholders' Impairment
Current Liabilities
  Accounts payable                                                             $    197,229
  Accrued expenses                                                                  308,598
  Accrued interest                                                                1,076,877
  Deferred income                                                                   158,644
  Convertible debentures current                                                  2,115,610
                                                                               ------------
      Total Current Liabilities                                                   3,856,958

Note payable                                                                      3,500,000
Convertible debentures                                                            2,122,996
                                                                               ------------
      Total Liabilities                                                           9,479,954
                                                                               ------------

Shareholders' deficit
  Preferred stock, $.001 par value
    1,000,000 shares authorized, -0- issued and outstanding                             -0-
  Common stock, par value $.001; authorized 9,999,000,000 shares;
    472,448,899 issued and outstanding                                              400,812
  Additional paid-in capital                                                     19,334,248
  Accumulated deficit                                                           (22,615,854)
                                                                               ------------
      Total Shareholders' Impairment                                             (2,880,794)
                                                                               ------------

      Total Liabilities and Shareholders' Impairment                              6,599,160
                                                                               ============

         See notes to the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months      Three Months       Six Months        Six Months
                                                   Ended             Ended             Ended             Ended
                                               June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                               --------------    --------------    --------------    --------------
Net Sales                                      $      875,513    $       74,090    $    1,024,388    $      177,192
Cost of Revenues                                      447,460                19           492,161             4,967
                                               --------------    --------------    --------------    --------------
   Gross Profit                                       428,053            74,071           532,227           172,225

Operating Expenses:
   General and administrative expenses                555,080           132,608           775,453           247,401
   Sales and marketing                                 60,585            18,663            79,070            37,470
   Research and development                            26,512             2,855            51,606            12,173
                                               --------------    --------------    --------------    --------------
      Total Operating Expenses                        642,177           154,126           906,129           297,044
                                               --------------    --------------    --------------    --------------

Operating Loss                                       (214,124)          (80,055)         (373,902)         (124,819)

Other Expense:
   Depreciation and amortization                          -0-               -0-           (24,930)              -0-
   Interest expense and financing costs              (437,433)         (210,090)         (894,963)         (421,535)
   Miscellaneous                                          -0-               -0-               -0-             3,873
                                               --------------    --------------    --------------    --------------
      Other Expense                                  (437,433)         (210,090)         (919,893)         (417,662)
                                               --------------    --------------    --------------    --------------

Loss before provision for income taxes               (651,557)         (290,145)       (1,293,795)         (542,481)

      Provision for income taxes                          -0-               -0-               780               -0-
                                               --------------    --------------    --------------    --------------

Net Loss                                       $     (651,557)   $     (290,145)   $   (1,294,575)   $     (542,481)
                                               ==============    ==============    ==============    ==============

Net Loss per common share, basic and diluted   $         (-0-)   $         (-0-)   $         (-0-)   $         (-0-)
                                               ==============    ==============    ==============    ==============

Weighted average shares of common stock
   Outstanding, basic and diluted                 371,637,947       145,958,423       311,343,819       144,969,412
                                               ==============    ==============    ==============    ==============

         See notes to the condensed consolidated financial statements.

                Digital Descriptor Sysytems, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                               --------------------------------
                                                                    2005              2004
                                                               --------------    --------------
Cash Flows from operating activities
   Net loss                                                    $   (1,294,575)   $     (542,481)
   Adjustments to reconcile net income (loss) to
      Net cash used in operating activities
        Depreciation and amortization                                  24,930                 0
        Stock issued for services                                      30,000                 0
        Amortization of deferred financing costs and debt
          discounts related to the beneficial conversion
          feature of debentures                                       482,567           283,325
        Bad debt expense                                                  -0-           (12,291)
      Changes in operating assets and liabilities
        Accounts receivable                                          (192,674)           90,567
        Inventory                                                      95,944               -0-
        Prepaid expenses                                              (15,579)            4,720
        Accounts payable                                               59,647            18,187
        Accrued expenses                                               (1,176)          (28,312)
        Accrued interest                                              396,810           138,211
        Deferred income                                               (30,809)          (71,988)
                                                               --------------    --------------
            Net cash used in operating activities                    (444,915)         (120,062)
                                                               --------------    --------------

Cash flows from investing activities
      Purchase fixed assets                                           (50,492)                0
      Increase in restricted cash                                         -0-                48
      Purchase assets from CGM Security Solutions                  (1,500,000)               --
                                                               --------------    --------------
            Net cash used by financing activities                  (1,550,492)               48
                                                               --------------    --------------

Cash flows from financing activities

      Payment of financing costs                                     (502,041)           (3,500)
      Proceeds from the issuance of convertible debentures                  0           226,935
      Due to officer and director                                     (13,830)           (3,190)
                                                               --------------    --------------
            Net cash (used) provided by financing activities         (515,871)          220,245
                                                               --------------    --------------

(Decrease) increase in cash and cash equivalents               $   (2,511,278)   $      100,231

Cash and cash equivalents - beginning                               3,080,336            51,264
                                                               --------------    --------------

Cash and cash equivalents - ending                             $      569,058    $      151,495
                                                               ==============    ==============

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

The results of operations for CGM is included for March1 through June 30 in the consolidated statement of operations. The following pro forma results for the six months ended June 30, 2005 are presented as if the acquisition was made on January 1, 2005, for the six months ended:

                                                 CGM        DDSI AND SUBSIDIARY
                                             -----------    -------------------
                  Net Sales                  $ 1,507,764       $ 1,642,309
                  Net Income (Loss)               88,962        (1,129,689)
                  Net Loss per Share                 -0-               -0-

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

Note 5. Restatements

We have restated the balance sheet as of June 30, 2005 as a result of changes made to the presentation of the debt discounts associated with our convertible debentures. The debt discounts were previously recorded as an intangible asset and are now reducing the convertible debenture, current and long term liabilities. The impact of this adjustment on the financial statements originally reported is surmmarized below :

The change had no effect on our statement of operations nor our statement of cash flows.

                                                                   June 30, 2005
--------------------------------------------------------------------------------
                                                       As reported    As retated

Debt discount and deferred financing costs, net          2,186,504       809,533
Total Assets                                             7,976,131     6,599,160
Total liabilites                                        10,856,925     9,479,954

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

General and Administrative expenses for the six month period ending June 30, 2005, was 775,453 versus $247,40131 for the same period prior year for an increase of $528,052. This increase was mainly attributable to the acquisition of CGM which added costs in all areas, and an increase in accounting and legal costs related to the acquisition.

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

Liquidity and Capital Resources

We had net losses of $1,294,575 and $542,481 during the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, we had a cash balance in the amount of $569,058 and current liabilities of $3,856,958 which includes $3,000 due to officers and directors. The total amount of notes payable and debentures is $7,738,606. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $9,321,310 as of June 30, 2005. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations                    Total      One Year or Less   More Than One Year
-------------------------------------   -----------   ----------------   ------------------
Due to Related Parties                  $     3,000      $     3,000        $         0
Accounts Payable and Accrued Expenses       502,827          502,827                  0
Accrued interest on loans                 1,076,877        1,076,877                  0
Note payable                              3,500,000                0          3,500,000
Convertible Debentures                    4,238,606        2,115,610          2,122,996
Total Contractual Obligations           $ 9,321,310      $ 3,698,314        $ 5,622,996

The Company is currently in default on several of the convertible debentures That are included in current liabilities. Below is a discussion of our sources and uses of funds for the six months ended June 30, 2005 and 2004.

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

Item 3. Control and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission in that we were required to make certain revisions to our financial statements. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, reglardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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