Form 10QSB/A
period 2005-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-01-06
CIK 927454

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                            Outstanding at
               Class of Common Stock       November 3, 2005
               ---------------------       ----------------
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

                                                                    As restated
                                     Assets
Current Assets
  Cash and cash equivalents                                        $    280,434
  Restricted cash                                                        50,000
  Accounts receivable, less allowance of $45,584                        630,040
  Inventory                                                             354,614
  Prepaid expenses                                                        4,300
  Deferred financing costs                                              729,522
                                                                   ------------
     Total Current Assets                                             2,048,910

Property and equipment, net of
  accumulated depreciation of $34,781                                   480,631
Intangible assets, net of
  accumulated amortization of $32,523                                   177,843
Deposits                                                                  1,730
Goodwill                                                              4,054,998
                                                                   ------------
     Total Assets                                                  $  6,764,112
                                                                   ============

                    Liabilities and Shareholders' Impairment
Current Liabilities
  Accounts payable                                                 $    326,958
  Accrued expenses                                                      310,226
  Accrued interest                                                    1,262,780
  Deferred income                                                       180,203
  Convertible debentures                                              2,112,612
                                                                   ------------
     Total Current Liabilities                                        4,192,780

Long Term Convertible Debenture                                       2,258,756
Note payable                                                          3,500,000
                                                                   ------------
     Total Long Term Liabilities                                      5,758,756
                                                                   ------------

     Total Liabilities                                                9,951,536
                                                                   ------------

Shareholders' deficit
  Preferred stock, $.001 par value
    1,000,000 shares authorized, -0- issued and outstanding                 -0-
  Common stock, par value $.001; authorized 9,999,000,000 shares;
    1,565,611,685 issued and outstanding                              1,525,413
  Additional paid-in capital                                         18,347,527
  Accumulated deficit                                               (23,060,364)
                                                                   ------------
     Total Shareholders' Impairment                                  (3,187,424)
                                                                   ------------

     Total Liabilities and Shareholders' Impairment                $  6,764,112
                                                                   ============

         See notes to the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months      Three Months      Nine Months       Nine Months
                                                   Ended             Ended             Ended             Ended
                                               September 30,     September 30,     September 30,     September 30,
                                                   2005              2004              2005              2004
                                               --------------    --------------    --------------    --------------
Net Sales                                      $    1,118,922    $       71,068    $    2,143,310    $      248,259
Cost of Revenues                                      296,024            (2,030)          788,185             2,937
                                               --------------    --------------    --------------    --------------
    Gross Profit                                      822,898            73,098         1,355,125           245,322

Operating Expenses
    General and administrative expenses               635,911            58,355         1,411,364           305,756
    Sales and marketing                                22,903            10,851           101,973            48,320
    Research and development                           25,725             4,864            77,331            17,037
                                               --------------    --------------    --------------    --------------
      Total Operating Expenses                        684,539            74,070         1,590,668           371,113
                                               --------------    --------------    --------------    --------------

Operating Income/Loss                                 138,359              (972)         (235,543)         (125,791)

Other Expense
    Depreciation and amortization                     (18,699)              -0-           (43,629)              -0-
    Interest expense and financing costs             (539,556)         (173,259)       (1,434,519)         (594,794)
    Miscellaneous                                         -0-               -0-               -0-             3,873
                                               --------------    --------------    --------------    --------------
      Other Expense                                  (558,255)         (173,259)      (1,4378,148)         (590,921)
                                               --------------    --------------    --------------    --------------

Loss before provision for income taxes               (419,896)         (174,231)       (1,713,691)         (716,712)

    Provision for income taxes                         24,613               -0-            25,393               -0-
                                               --------------    --------------    --------------    --------------

Net Loss                                       $     (444,509)   $     (174,231)   $   (1,739,084)   $     (716,712)
                                               ==============    ==============    ==============    ==============

Net Loss per common share, basic and diluted   $         (-0-)   $         (-0-)   $         (-0-)   $         (-0-)
                                               ==============    ==============    ==============    ==============

Weighted average shares of common stock
  Outstanding, basic and diluted                  771,728,982       169,913,737       478,591,460       153,344,879
                                               ==============    ==============    ==============    ==============

          See notes to the condensed consolidated financial statements.

                Digital Descriptor Sysytems, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                                 2005            2004
                                                                             ------------    ------------
Cash Flows from operating activities:

   Net loss                                                                  $ (1,739,084)   $   (716,712)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                                               59,116             -0-
       Stock issued for services                                                   30,000             -0-
       Amortization of deferred financing costs and debt discounts related
       to the beneficial conversion feature of debentures                         677,331         383,884
       Bad debt expense                                                               -0-         (25,475)
   Changes in operating assets and liabilities
       Accounts receivable                                                       (561,511)         83,933
       Inventory                                                                  (19,862)            -0-
       Prepaid expenses                                                            (4,300)          6,550
       Accounts payable                                                           189,376         (58,232)
       Accrued expenses                                                               452         (46,319)
       Accrued interest                                                           748,213         213,848
       Deferred income                                                             (9,250)        (70,494)
                                                                             ------------    ------------
            Net cash used in operating activities                                (629,519)       (229,017)

Cash flows from investing activities:

   Purchase fixed assets                                                         (104,512)             72
   Purchase assets from CGM Security Solutions                                 (1,500,000)            -0-
                                                                             ------------    ------------
            Net cash (used) provided by financing activities                   (1,604,512)             72
                                                                             ------------    ------------

Cash flows from financing activities:

   Payment of financing costs                                                    (502,041)         (3,500)
   Proceeds from the issuance of convertible debentures                               -0-         226,937
   Due to officer and director                                                    (13,830)         (1,990)
                                                                             ------------    ------------
            Net cash (used) provided by financing activities                     (515,871)        221,447
                                                                             ------------    ------------

Decrease in cash and cash equivalents                                        $ (2,749,902)   $     (7,498)

Cash and cash equivalents - beginning                                           3,080,336          51,264
                                                                             ------------    ------------

Cash and cash equivalents - ending                                           $    330,434    $     43,766
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

Cash payments for income taxes were $24,613 and $0 in the third quarter of 2005 and 2004 respectively.

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

The results of operations for CGM is included for March1 thru September 30 in the consolidated statement of operations. The following pro forma results for the nine months ended September 30, 2005 are presented as if the acquisition was made on January 1, 2005, for the nine months ended:

                                              CGM            DDSI AND SUBSIDIARY
                                           -----------       -------------------
                  Net Sales                $ 2,556,602            $ 2,761,232
                  Net Income (Loss)            233,195             (1,972,278)
                  Net Loss per Share               -0-                    -0-

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

Note 5. Restatements

We have restated the balance sheet as of September 30, 2005 as a result of changes made to the presentation of the debt discounts associated with our convertible debentures. The debt discounts were previously recorded as an intangible asset and are now reducing the convertible debenture, current and long term liabilities. The impact of this adjustment on the financial statements originally reported is surmmarized below :

The change had no effect on our statement of operations nor our statement of cash flows.

                                                              September 30, 2005
--------------------------------------------------------------------------------
                                                      As reported     As retated

Debt discount and deferred financing costs, net         1,970,731        729,522
Total Assets                                            8,005,321      6,764,112
Total liabilites                                       11,192,744      9,951,536

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

Liquidity and Capital Resources

We had net losses of $1,739,084 and $716,712 during the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, we had a cash balance in the amount of $280,434 and current liabilities of $2,080,167 which includes $3,000 due to officers and directors. The total amount of notes payable and debentures is $7,871,369. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $9,774,333 as of September 30, 2005. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations                        Total          One Year or Less   More Than One Year
-----------------------                    ------------       ----------------   ------------------
Due to Related Parties                     $      3,000         $      3,000        $          0
Accounts Payable and Accrued Expenses           637,184              637,184                   0
Accrued interest on loans                     1,262,780            1,262,780                   0
Note payable                                  3,500,000                    0           3,500,000
Convertible Debentures                        4,371,369              112,613           2,258,756
Total Contractual Obligations              $  9,774,333         $  4,015,577        $  5,758,756

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

Item 3. Control and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission in that we were required to make certain revisions to our financial statements. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, reglardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.


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

                                             DIGITAL DESCRIPTOR SYSTEMS, INC.
                                             --------------------------------
                                                       (Registrant)


      Date: December 29, 2005        By: /s/ ANTHONY SHUPIN
                                         ---------------------------------------
                                         Anthony Shupin
                                         (President, Chief Executive Officer)
                                         (Chairman)


      Date: December 29 2005         By: /s/ MICHAEL J. PELLEGRINO
                                         ---------------------------------------
                                         Michael J. Pellegrino
                                         Senior Vice President & CFO
                                         (Director)