Form 10QSB/A
period 2005-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-01-09
CIK 927454

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

Explanatory Note:

This Form 10QSB/A is hereby refiled to correct a number on page nine from 112,613 to 2,112,613. No other change is made to the document.

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

The Company has contractual obligations of $9,774,333 as of September 30, 2005. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations                        Total          One Year or Less   More Than One Year
-----------------------                    ------------       ----------------   ------------------
Due to Related Parties                     $      3,000         $      3,000        $          0
Accounts Payable and Accrued Expenses           637,184              637,184                   0
Accrued interest on loans                     1,262,780            1,262,780                   0
Note payable                                  3,500,000                    0           3,500,000
Convertible Debentures                        4,371,369            2,112,613           2,258,756
Total Contractual Obligations              $  9,774,333         $  4,015,577        $  5,758,756

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