Form 10KSB/A
period 2005-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-04-12
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-3
                                    (MarkOne)

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

Total costs and expenses decreased $465,094 or 48% during the year ended December 31, 2004 versus the year ended December 31, 2003. This decrease was mainly attributable to a decrease in General and Administrative expense as explained below.

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

The net loss for DDSI decreased 36% for the year ended December 31, 2004 to $2,022,332 from $3,165,051 for the year ended December 31, 2003. This was principally due to the decrease in expense and costs.

Net cash used in operating activities for the year ended December 31, 2004 and 2003 was $296,038 and $620,061, respectively. The decrease in cash used by operating activities in the year ended December 31, 2004 of $327,391 was principally due to the decrease in operating expenses discussed above.

Net cash provided by financing activities was $3,324,517 and $655,799 for the year ended December 31, 2004 and 2003, respectively, reflecting a decrease of $2,665,350. This increase was principally due to an increase in proceeds from issuance of convertible debenture.

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

At December 31, 2004, DDSI had assets of $3,566,848 compared to $553,946 on December 31, 2003 an increase of $3,012,902 and shareholder deficiency of $7,235,362 on December 31, 2004 compared to shareholder deficiency of $5,276,733 on December 31, 2003, a decrease of $1,957,629. This decrease in shareholder deficiency for the year ended December 31, 2004 resulted from the net loss for the year ended December 31, 2004 offset by the issuance of Common Stock and the debt discounts related to the issuance of convertible debentures.

As of December 31, 2004, DDSI had decrease in working capital of $1,030,159. The decrease in working capital was primarily a result of $3,058,431 in restricted cash received and an increase of $3,445,822 in the derivative liability.

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

ITEM 8A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Specifically, this conclusion was based on the fact that we were required to restate certain of our financial statements as a result of the incorrect application of certain accounting principles. We believe that the erroneous application of these accounting principles is attributable primarily to the small size of our operations in general and the size of our accounting department in particular. As a result of our limited financial resources, to date, we have been unable to expand the accounting department. However, we believe that as our financial situation improves, we will be able to hire additional accounting personnel and we intend to do so as soon as possible. We have also hired a new controller and implemented a new accounting system to integrate our subsidiary's financials. We believe that these steps will enhance our financial disclosures.

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

----------
*Mr. Pellegrino resigned as President and Chief Executive Officer effective October 6, 2003. In 2004, Mr. Pellegrino served as Chairman of the Board and as a consultant to the Company.

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

----------
* less than 1%

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

Signature                                   Title                                       Date
---------                                   -----                                       ----
By:      /s/ Anthony Shupin                 Chairman, President, and Chief,             April 11, 2006
         ------------------                 Executive Officer
         Anthony Shupin

By:      /s/ Michael Pellegrino             Senior Vice President and Chief             April 11, 2006
         ------------------------           Financial Officer, Director
         Michael Pellegrino

By:                                         Executive Vice President and
         ---------------                    Director
         Erik Hoffer

By:      /s/ Vincent Moreno                 Director                                    April 11, 2006
         ------------------
         Vincent Moreno

By:                                         Director
         ------------------
         Robert Gowell

                        Digital Descriptor Systems, Inc.
               Contents to Financial Statements December 31, 2004
                                  (As Restated)



                                                                            Page
                                                                            ----

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

As more fully discussed in the notes to the financial statements, the Company's financials statements as of December 31, 2004 and 2003 and the years then ended, have been restated.

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


                                 /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 25, 2005
  Except for Note 12, dated April 10, 2006

                        Digital Descriptor Systems, Inc.
                        Balance Sheet December 31, 2004
                                  (As Restated)

                                              Assets
                                                                          2004            2003
                                                                      ------------    ------------
Current  Assets
   Cash                                                               $     21,905    $     51,264
   Restricted cash                                                       3,058,431             593
   Accounts receivable, less allowance for uncollectible accounts
     of $38,084                                                             68,529         136,329
   Prepaid Expenses                                                             --          63,600
   Deferred financing costs, net                                           416,253         300,430
                                                                      ------------    ------------


       Total Current Assets                                              3,565,118         552,216

Other Assets
   Security deposit                                                          1,730           1,730
                                                                      ------------    ------------

       Total Assets                                                      3,566,848         553,946
                                                                      ============    ============

                    Liabilities and Shareholders' Impairment

Current Liabilities
   Accounts payable                                                        137,582         214,771
   Accrued expenses                                                        309,774         306,029
   Accrued interest                                                        680,067         353,214
   Due to officer and director                                              13,830          55,620
   Deferred income                                                         189,453         382,878
   Derivative Liability                                                  6,697,740       3,251,918
   Convertible debentures, net of discount                               1,638,605       1,059,560
                                                                      ------------    ------------


     Total Current Liabilities                                           9,667,051       5,623,990

Long Term Liabilities

   Convertible debentures, net of discount                               1,134,159         206,689
Total Liabilities                                                       10,801,210       5,830,679


Shareholders' Impairment
   Preferred stock, $.001 par value: authorized shares - 1,000,000;
     issued and outstanding shares - none
Common stock, $.001 par value: authorized shares - 9,999,000,000;
     issued and outstanding shares - 210,716,359                           210,716         115,958
   Additional paid-in capital                                           15,750,707      15,780,762
   Accumulated deficit                                                 (23,195,785)    (21,173,453)
                                                                      ------------    ------------


       Total Shareholders' Impairment                                   (7,234,362)     (5,276,733)
                                                                      ------------    ------------

       Total Liabilities and Shareholders' Impairment                 $  3,566,848         553,946
                                                                      ============    ============

The accompanying notes are an integral part of these financial statements.

                        Digital Descriptor Systems, Inc.
                            Statements of Operations
                                  (As Restated)

                                                                         Year Ended December 31,
                                                                   ---------------------------------
                                                                       2004                 2003
                                                                   -------------       -------------
Revenues
   Software                                                        $      43,839       $      98,223
   Hardware                                                              112,272             187,350
   Maintenance                                                           253,361             333,217
   Other                                                                   2,580              31,860
                                                                   -------------       -------------
Total revenue                                                            412,052             650,650
   Cost of Revenues                                                       44,782              87,726
Gross Profit                                                             367,270             562,924


Operating Expenses
   General and administrative                                            407,642             742,982
   Sales and marketing                                                    65,014             171,762
   Research and developmeent                                              21,759              44,765
Total Cost and Expenses                                                  494,415             959,509
Operating Loss                                                          (127,145)           (396,585)

Other (Income) and Expenses

   Interest                                                              326,853             150,058
   Amortization of deferred financing costs                              354,870              18,764
   Amort. of debt discount from beneficial conversion feature            730,830
                                                                                             410,310
   Change in fair market value of derivative liability                   426,507           2,190,991
   Other income and expenses, net                                         56,127              (1,657)
                                                                   -------------       -------------

Total Other (Income) and Expenses                                      1,895,187           2,768,466
                                                                   -------------       -------------

     Net Loss                                                      $  (2,022,332)      $  (3,165,051)
                                                                   =============       =============


     Net Loss Per Common Share (Basic and Diluted)                 $       (0.01)      $       (0.03)
                                                                   =============       =============

Weighted Average Number of Common Shares Outstanding
     Basic and Diluted                                               167,554,639          99,857,314
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

                        Digital Descriptor Systems, Inc.
           Statements of Shareholders' Impairment For the Years Ended
                           December 31, 2004 and 2003
                                  (As Restated)

                                                                               Common Stock                Additional
                                                                      ------------------------------        Paid in
                                                                         Shares            Amount           Capital
                                                                      ------------      ------------      ------------
Balance at January 1, 2003                                              61,351,387      $     61,351      $ 16,909,886

   Effect of change in treatment of conversion
      Feature of debentures                                                     --                --        (1,091,838)

Balance at January 1, 2003 As restatd                                   61,351,387            61,351        15,818,048

   Issuance of common stock in payment of damages
     related to convertible debentures                                  20,461,250            20,461           (15,860)

   Conversion of accrued interest related to convertible
     debentures to common stock                                          1,820,634             1,821             4,005

   Conversions of convertible debentures to common stock                32,325,152            32,325           (25,431)

   Net Loss                                                                     --                --                --
                                                                      ------------      ------------      ------------
Balance at December 31, 2003                                           115,958,423           115,958        15,780,762

   Issuance of common stock for accrued services - related party        30,000,000            30,000            12,000

   Issuance of common stock in payment of damages
     related to convertible debentures                                  29,757,936            29,758           (17,555)


   Conversion of accrued interest related to convertible
     debentures to common stock                                         35,000,000            35,000           (24,500)

   Net Loss                                                                     --                --                --
                                                                      ------------      ------------      ------------
Balance at December 31, 2004                                           210,716,359      $    210,716      $ 15,750,707
                                                                      ============      ============      ============

                                                                      Accumulated        Shareholders'
                                                                        Deficit           Impairment
                                                                      ------------       ------------
Balance at January 1, 2003                                            $(19,042,104)      $ (2,070,867)

 Effect of change in treatment of conversion
      Feature of debentures                                              1,033,702
(58,136)

Balance at January 1, 2003 As restatd                                  (18,008,402)        (2,129,003)

   Issuance of common stock in payment of damages
     related to convertible debentures                                          --              4,601

   Conversion of accrued interest related to convertible
     debentures to common stock                                                 --              5,826

   Conversions of convertible debentures to common stock                        --              6,894


   Net Loss                                                             (3,165,051)        (3,165,051)
                                                                      ------------       ------------
Balance at December 31, 2003                                           (21,173,533)        (5,276,733)

   Issuance of common stock for accrued services - related party                --             42,000

   Issuance of common stock in payment of damages
     related to convertible debentures                                          --
                                                                                               12,203

   Conversion of accrued interest related to convertible
     debentures to common stock                                                 --
                                                                                               10,500
     Net Loss                                                           (2,022,332)        (2,022,332)
                                                                      ------------       ------------
Balance at December 31, 2004                                          $(23,195,785)      $ (7,234,362)
                                                                      ============       ============


The accompanying notes are an integral part of these financial statements.

                        Digital Descriptor Systems, Inc.
                            Statements of Cash Flows
                                  (As Restated)

                                                                              Year Ended December 31,
                                                                        -----------------------------------
                                                                             2004                 2003
                                                                        --------------       --------------
Cash Flows from Operating Activities
   Net loss                                                             $   (2,022,332)      $   (3,165,051)
   Adjustments to reconcile net loss to net cash used in
     operating activities

       Depreciation                                                                 --                6,117
       Common stock issued in payment of damages                                12,203                4,601
       Amortization of deferred financing costs                                354,870               18,764
       Amort. Of debt discount from beneficial conversion feature              730,830              410,310
       Change in fair market value of derivative liability                     426,507            2,190,991
         Bad debt expense                                                       21,200               40,000

       Gain on disposal of assets                                                   --               (6,833)
       Changes in operating assets and liabilities
        Accounts receivable                                                     46,600             (147,838)

        Inventory                                                                   --                8,550
        Prepaid expenses, deposits and other assets                             63,600              112,112
        Accounts payable                                                       (77,189)            (176,296)
        Accrued expenses                                                         3,745              187,536
        Accrued interest                                                       337,353              144,670

        Accrued payroll taxes                                                       --              (84,848)
        Deferred income                                                       (193,425)            (162,846)
                                                                        --------------       --------------

          Net Cash Used in Operating Activities                               (296,038)            (620,061)
                                                                        --------------       --------------

Cash Flows from Financing Activities
   Proceeds from the issuance of convertible debentures, net costs           3,324,307              608,207
   Due to officers and directors                                                   210               55,620
   Payment of convertible debentures                                                --              (5,000)
   Repayment of equipment loan                                                      --               (3,028)
                                                                        --------------       --------------

          Net Cash Provided by Financing Activities                          3,324,517              655,799
                                                                        --------------       --------------

Net Increase in Cash                                                         3,028,479               35,738

Cash at Beginning of Year                                                       51,857               16,119
                                                                        --------------       --------------

Cash at End of Year                                                     $    3,080,336       $       51,857
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

Note 4 - Convertible Debentures

Based on the guidance in SFAS133 and EITF00-19, the Company concluded that the conversion features of it convertible debentures were required to be accounted for as derivatives. The imbedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change. For further discussion, see footnote #12 regarding restatement.

During May 2001, the Company issued three convertible notes for an aggregate amount of $20,000. The debentures are collateralized by substantially all of the company's assets. The debentures accrue interest at the rate of 10% per annum.

The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be an amount equal to 50% of the mean average price of the common stock for the ten trading days prior to notice of conversion.

We recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 4,992 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

The Company also issued common stock purchase warrants for the right to purchase 800,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.36 or the average of the lowest three closing sales prices for the common stock during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $48,000 was allocated to paid-in capital. This resulting debt discount plus $90,000 of financing charges were amortized on a straight-line basis over the term of the debentures, and were fully amortized at December 31, 2002.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 59,407 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

The Company also issued common stock purchase warrants for the right to purchase 1,500,000 shares of common stock of the Company at an exercise price per share equal to the lesser of $.02 or the average of the lowest three inter-day sales prices during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $90,000 was allocated to paid-in capital. This resulting debt discount plus $77,500 of financing charges were amortized on a straight-line basis over the term of the debentures, and were fully amortized at December 31, 2002.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 388,800 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 59,430 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 79,190 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 92,225 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 47,850 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 68,250 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 326,733 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

The Company also issued common stock purchase warrants for the right to purchase 315,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. . Amortization expense during 2004 was $47,469 and the costs were fully amortized as of December31, 2004.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 72,572 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.


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

The Company also issued common stock purchase warrants for the right to purchase 750,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. . Amortization expense during 2004 was $42,349 and the costs were fully amortized as of December31, 2004.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 72,527 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $172,265 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

In May, 2004, the Company issued four convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in May 2005. Quarterly interest was not paid and accordingly accrued interest of $19,555 is included in the financial statements.

The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. In addition the debenture holders also received warrants to purchase 750,000 shares at an exercise price of $0.005 per share anytime before May 31, 2009. The estimated fair value of the warrants was $5,175, which was also recorded as a debt discount. The total debt discount is being amortized on a straight line basis which approximates the effective interest method, over the life of the note. $35,911 of this amount was charged to interest expense during 2004.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $327,750 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "change in fair market value of derivative liability" in the statement of operations.

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

The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.0005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date.. In addition the debenture holders also received warrants to purchase 10,500,000 shares at an exercise price of $0.005 per share anytime before November 30, 2009. The estimated fair value of the warrants was $5,250, which was also recorded as a debt discount. The total debt discount is being amortized on a straight line basis which approximates the effective interest method, over the life of the note.. $71,828 of this amount was charged to interest expense during 2004

Additional costs of $391,569 with the issuance of the convertible debentures were recorded as deferred financing cost and are being amortized on a straight-line basis which approximates the effective interest method, over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $376,509.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 2,519,300 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other change in fair market value of derivative liability" in the statement of operations.

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

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:


                                                     Year Ended December 31,
                                                  ----------------------------
                                                      2004            2003
                                                  ------------    ------------
Tax provision at the U. S. Federal Statutory rate           34%             34%
Valuation allowance                                        (34)%           (34)%
                                                  ------------    ------------
Effective tax rates                                         --%             --
                                                  ============    ============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2004 follows:

Deferred tax assets
  Net operating loss carryforwards      $ 3,621,000
  Bad debt reserves                              --
                                        -----------
Deferred tax assets                       3,621,000
Valuation allowance                      (3,621,000)
                                        -----------
   Net deferred tax asset               $        --

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

                        Digital Descriptor Systems, Inc.
                       Notes to the Financial Statements

Note 12 - Restatement

We have restated the Financial Statements for the fiscal year ended December 31, 2004 and 2003 and for the years then ended. Based upon the guidance in SFAS133 and EITF00-19, the Company concluded that the conversion features of it convertible debentures were required to be accounted for as derivatives. The imbedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change.

The impact on the financial statements is summarized below.

                                                             December 31, 2003

                                                       As Reported        As Restated
                                                      --------------------------------
Debt discount and deferred financing costs, net       $    300,430      $    300,430
Total Assets                                               553,946           553,946
Accumulated deficit                                    (20,348,961)      (21,173,453)
Total Liabilities and Shareholders Impairment              553,946           553,946

Interest and amortization of deferred debt costs           911,929         2,770,123
Total Expenses                                           1,957,507         2,768,466
Net Loss                                                (1,306,857)       (3,165,051)

Net loss per
share                                                         (.01)             (.03)


                                                             December 31, 2004

                                                       As Reported        As Restated
                                                      --------------------------------

Debt discount and deferred financing costs, net       $    422,946           416,253
Total Assets                                             3,573,541         3,566,848
Accumulated deficit                                    (23,062,433)      (23,195,785)
Total Liabilities and Shareholders Impairment            3,573,541         3,566,848

Interest and amortization of deferred debt costs         2,530,210         1,839,060
Total Expenses                                           3,125,534         1,895,187
Net Loss                                                (2,713,482)       (2,022,332)

Net loss per
share                                                         (.01)             (.01)