Form 10KSB
period 2005-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-04-17
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2005.

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

The issuer had revenues of $3,335,631 for the fiscal year ended December 31, 2005.

As of April 3, 2006 5,454,943,898 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on April 3, 2006 was approximately $1,909,989 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

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

ITEM 1. DESCRIPTION OF BUSINESS OUR BUSINESS

DURING 2005 THE COMPANY ACQUIRED CGM SECURITY SOLUTIONS, INC. AS A WHOLLY OWNED SUBSIDIARY AND CHANGED IT NAME TO CGM APPLIED SECURITY TECHNOLOGIES, INC. IN CONJUNCTION WITH THE ACQUISITION THE COMPANY HAS CHANGED ITS PRIMARY FOCUS FROM THE LAW ENFORCEMENT MARKET TO THE SECURITY MARKET IN GENERAL AS IT BELIEVES THAT THE POTENTIAL FOR REVENUE IS MUCH GREATER.

DESCRIPTION OF BUSINESS OF CGM

CGM is a manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

PRODUCTS

CGM has Trade Secret protection on its Secure Trac tape, super seals water gum tape, and patent protection on the Button Memory Seal and Sentry Sensor. It also has exclusive rights on all NAVATECH products and seals, and owns the rights to the patented Topp Clip pallet security device. In addition, CGM provides authentication technology and products to clients to act as brand protection elements to finished goods. This brand protection technology can help manufacturers reduce the incidences of "knock-offs" that are common in the garment and accessory businesses. CGM's core products are: CGM Tapes, Self-Wound Security Tape, Void Labels and Void Tape for Bag Closure, SUPERSEALS(R), Custom Coated Products, CGM Conductive Inks and Membrane Switch Components, EMAPS(R), Locks, Sentry Sensor(R) and other representative items.

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

Once CGM's products are applied to a particular surface, any attempt at removal will leave a sign in the form of an indelible word or legend on the tape and a removable or permanent legend on the enclosure. The EMAPS(R) or Electro-Magnetic Asset Protection System reflects entry by sending an electronic signals if cut. EMAPS(R) products function without the need to identify a cut visually. Both products, the labels and the scanners, are unique and only manufactured by CGM. PRODUCTION PROCESS

The CGM manufacturing process can best be described as one of "converting". CGM takes highly processed materials, which are manufactured elsewhere, and converts them into finished products.

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

CGM has three direct salespeople, two independent representatives and 5 distributors for domestic sales and over 12 representative distributors for sales abroad. CGM supplements its sales force with Internet advertising, trade shows, and PR benefits from Erik Hoffer's chairmanship of education for the International Cargo Security Council (ICSC) and a variety of legislators and key accounts targeted by an Executive level PR campaign

COMPETITION

Several other companies manufacture products that are similar to CGM's self-voiding label stock. Their products are limited in scope and do not adequately address the issues of tampering by virtue of their inability to withstand the normal means of breaching adhesive products. However, new innovations and better sales/marketing by other companies with a product-solutions market approach could affect our ability to market our products. Currently, no other company manufactures the self-voiding label stock.

No other company competes vertically or sells the finished product in a customized tape or seal form like CGM does. As both a manufacturer and converter, CGM delivers finished goods to users in response to client's individual needs. CGM can modify its products through all phases of its development to make it user friendly and compatible with the needs of its desired application.

No other company in the industry offers the array of products that CGM offers. There are approximately 12 seal manufacturers that offer seals and compete with each other over price. CGM sells through a "needs based- threat-specific" assessment and determines final product design on the basis of functionality.

INDUSTRY TRENDS

It is estimated that losses from cargo theft each year reach 30-50 billions dollars globally and 12 billion dollars in the US, and that these numbers will continue to rise. (L.H. Gray, Facing the Growing Problem of Loss and Theft).

EMPLOYEES

DDSI employs total of 20 full time employees, of whom 15 are employed by CGM.

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

The Compu-Capture(R) system produces images that meet or exceed the suggested requirements of the Department of Justice National Crime Information Commission 2000 ("NCIC2000"), the standard adopted by Federal Bureau of Investigation for the quality of mug shots and their transmission. NCIC2002 does not certify or otherwise approve any mug shot systems.

The Compu-Capture(R) system's technology can also be used in commercial applications that are unrelated to law enforcement, such as for security or access control, identification cards with photographs for employee identification, voter registration cards, and national welfare identification cards, drivers' licenses, all with or without the use of fingerprints and/or signatures.

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

GREATER PENETRATION OF EXISTING CUSTOMERS

In addition to seeking new customers, DDSI has recently established a marketing program to focus on the existing customer, which potentially over 1,000 agencies. DDSI believes with addition of the CGM subsidiary that it can now capitalize and generate increased revenues from its existing customers by offering them the products of CGM, many of which can be used in the law enforcement environment...

SEEK ACQUISITIONS AND ALLIANCES

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

SALES BY GEOGRAPHIC AREA

During each of the fiscal years ended December 31, 2005, and 2004, the percentage of revenues that DDSI has received from domestic customers has been approximately 99.9%. Foreign sales for 2005 and 2004 were $4,220 and $4,927, respectively or an aggregate for these years of approximately $13,367.

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

RESEARCH AND DEVELOPMENT

DDSI spent $106,505 and $21,759, respectively for the years ended December 31, 2005 and 2004 on research and development.

This amount includes amounts spent on outside sources for assistance with Research & Development projects. None of these costs have been borne directly by our customers.

The money spent was mainly on the continuing development of the Compu-Capture Product...

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company operates at 2150 Highway 35, Sea Girt, New Jersey on a three-month lease which ends in August 2006. Future minimum lease commitment in connection with this lease is $1,500.

CGM Applied Security Technologies operates from two locations. The administrative offices are located in Somerset, NJ and the production facility is located in Staten Island, NY.

ITEM 3. LEGAL PROCEEDINGS

On October 16, 2003, in the Court of Common Pleas of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,707. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expense at December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

DDSI's common stock has been quoted on the OTC Bulletin Board since July 7, 1997 under the symbol "DDSI". As of November 4, 1999 DDSI's shares traded on the pink sheets. DDSI returned to trading on the OTC Bulletin Board effective February 23, 2001, but as of June30, 2003 began trading on the pink sheets. The following table set forth, the high and low bid prices for the common stock for the quarters indicated. As of April 3, 2006 there were approximately 2,800 shareholders of record.

                                                Common Stock
                                                 Bid Price
                                                 ---------

Calendar Year 2003                       Low               High
------------------
First Quarter                             $0.0003          $0.0032
Second Quarter                            $0.0004          $0.005
Third Quarter                             $0.001           $0.0026
Fourth Quarter                            $0.0001          $0.002

Calendar Year 2004
First Quarter                             $0.0010          $0.0055
Second Quarter                            $0.0015          $0.0085
Third Quarter                             $0.0004          $0.0027
Fourth Quarter                            $0.0004          $0.0009

Calendar Year 2005
First Quarter                             $0.0004          $0.0026
Second Quarter                            $0.0011          $0.0005
Third Quarter                             $0.0036          $0.0001
Fourth Quarter                            $0.0009          $0.0001


As of April 3, 2006, there were 5,454,943,898 shares of common stock issued and outstanding.

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

During March 2005, $3,400 of the convertible debentures issued in September 2001, were converted into 28,500,000 shares of common stock.

During March 2005, $3,000 of the convertible debentures issued in September 2001, were converted into 15,000,000 shares of common stock.

During April 2005, $1,000 of the convertible debentures issued in September 2001, were converted into 14,682,540 shares of common stock.

During April 2005, $1,000 of the convertible debentures issued in September 2001, were converted into 15,000,000 shares of common stock.

During May 2005, $1,000 of the convertible debentures issued in September 2001 were converted into 15,000,000 of common stock.

During May 2005, $3,560 of the convertible debentures issued in September 2001 were converted in 17,800,000 shares of common stock.

During June 2005 $4,600 of the convertible debentures issued in September 2001 were converted into 23,000,000 shares of common stock

During June 2005 $3,500 of the convertible debentures issued in September 2001 were converted into 17,500,000 shares of common stock.

During June 2005 the company issued 50,000,000 shares of stock for services rendered by New Equities Publishing for Public Relations.

During July 2005 $10,163 of the convertible debentures issued in September 2001 were converted into 48,800,000 shares of common stock

During July 2005 $11,871 of the convertible debentures issued in September 2001 were converted into 53,039,211 shares of common stock.

During August 2005 $29,099.80 of the convertible debentures issued in September 2001 were converted into 221,570,000 shares of common stock.

During August 2005 $23,106 of the convertible debentures issued in September 2001 were converted into 178,782,781 shares of common stock.

During September 2005 $43,586.60 of the convertible debentures issued in September 2001 were converted into 323,760,000 shares of common stock.

During September 2005 $20, 254 of the convertible debentures issued in September 2001 were converted into 299,410,794 shares of common stock.

During October 2005 $46,825 of convertible debentures issued in September 201 were converted into 470,000,000 shares of common stock.

During October 2005, $13,172.28 of convertible debentures issued in September 2001 were converted into 411,587,075 shares of common stock.

During November 2005, $14,260 of convertible debentures issued in September 2001 were converted into 401,500,000 shares of common stock

During November 2005 $16,388.33 of convertible debentures issued in September 2001 were converted into 401,623,645 shares of common stock.

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

PLAN OF OPERATIONS

The short-term objective of DDSI is the following:

o The short-term objective of DDSI is to increase the market penetration of the product line of its CGM subsidiary as the Company believes this is the area where the greatest revenue growth exists.

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

DDSI is doing the following in its effort to reach profitability:

o     Cut costs in areas that add the least value to DDSI
o     Concentrate on increasing the sales of the CGM product line.
o Derive funds through investigating business alliances with other companies.
o Increase revenues through the introduction of Compu-Capture(R), specifically towards kindergarten through twelfth grades, for the creation of ID cards.
o Increase revenues through the introduction of a scaled down version of our Compu-Capture(R) product.
o Acquire and effectively add management support to profitable companies complementary to its broadened target markets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues for the year ended December 31, 2005 of $3,335,631 increased $2,923,579 or 710% from the year ended December 30, 2004. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The increase in DDSI's revenue is attributed to the purchase of CGM Applied Security Technology, Inc in March 2005. During 2005, Maintenance revenues increased $3,410 or 1% from the year ended December 31, 2004

Cost of revenue for the year ended December 31, 2005 was $1,108,904 an increase of $1,064,122or 2376% from the prior year. The increase was attributable to the purchase of CGM Applied Security Technology, Inc in March 2005. Cost of revenue sold as a percentage of revenue for the year ended December 31, 2005 was 33% of total revenues, versus 10% the year earlier.

Operating expenses increased $1,952,478 or 395% during the year ended December 31, 2005 versus the year ended December 31, 2004. This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

General and Administrative expenses for the year ending December 31, 2005 were $2,208,216versus $407,642 for the prior year for an increase of $1,800,574 or 442%. This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

Sales and Marketing expenses increased $67,158 for the year ended December 31, 2005 from $65,014 or a 103% increase. This increase was mainly attributable to an increase in professional services of $60,000 designated to investor relations.

Research and development for the year ended December 31, 2005 was $106,505 compared to $21,759 for the same period prior year for an increase of $84,746 or a 390% increase, which was due in part to the purchase of CGM Applied Security Technology, Inc in March 2005.

The net (loss) for DDSI increased 14% for the year ended December 31, 2005 to $(2,309,172) from $(2,022,332) for the year ended December 31, 2004. This was primarily due to the increase in operating expenses.

Net cash used in operating activities for the year ended December 31, 2005 and 2004 was $623,204 and $296,038, respectively. The increase in cash used by operating activities in the year ended December 31, 2005 of $327,166 was primarily due to the increase in operating expenses due in part to the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash provided by financing activities was $(531,691) and $3,324,517 for the year ended December 31, 2005 and 2004, respectively, reflecting a decrease of $(3,856,208). This decrease was primarily due to decrease in proceeds from issuance of convertible debenture.

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

At December 31, 2005, DDSI had assets of $6,212,339 compared to $3,566,848 on December 31, 2004 an increase of $2,645,491 and shareholder deficiency of $(8,706,628) on December 31, 2005 compared to shareholder deficiency of $(7,234,362) on December 31, 2004, an increase of $1,472,266. This increase in shareholder deficiency for the year ended December 31, 2005 resulted from the net loss for the year ended December 31, 2005.

As of December 31, 2005, DDSI had decrease in working capital of $(8,559,687), a change from negative working capital of $(6,100,203) at December 31, 2004. The decrease in working capital was primarily a result of to the purchase of CGM Applied Security Technology, Inc. in March 2005.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On January 13, 2006, Digital Descriptor Systems, Inc. ("Registrant") was notified by Rosenberg Rich Baker Berman & Co. ("Rosenberg") that it was resigning as Registrant's certifying accountant, effective immediately.

During the two fiscal years ended December 31, 2004 and 2003, and any subsequent period through January 13, 2006, (i) there were no disagreements between Registrant and Rosenberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Rosenberg would have caused Rosenberg to make reference to the matter in its reports on Registrant's financial statements, and
(ii) Rosenberg's reports on Registrant's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2004 and 2003 and through January 13, 2006, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

(b) On January 13, 2006, Registrant engaged the firm of Bagell, Josephs & Company, LLC. to serve as its independent registered public accountants for the fiscal year ending December 2005.

During the two fiscal years ended December 31, 2005 and 2004, and through January 13, 2006, Registrant has not consulted with Bagell, Josephs & Company LLC. regarding either:

1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrants' financial statements, and neither a written report was provided to Bagell, Josephs & Company, LLC. nor oral advice was provided that Bagell, Josephs & Company, LLC. concluded was an important factor considered by Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. Any matter that was either subject of disagreement or event, as defined in
Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

On January 19, 2006, Registrant provided Rosenberg with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K, and has requested that Rosenberg furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

ITEM 8A. CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

Name                   Age     Position with Company
----                   ---     ---------------------
Anthony Shupin         51      Director, Chief Executive Officer, President
Michael Pellegrino     57      Senior Vice President, CFO and Director
Robert Gowell          38      Director
Vincent Moreno         63      Director
Erik Hoffer            59      Executive Vice President and Director

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

Michael Pellegrino became Senior Vice President & CFO in February 2005. He originally joined DDSI in 1995 as Vice President & Chief Financial Officer. In March 2002, he was appointed President, Chief Executive Officer and Chief Financial

Officer, Secretary and a Director of DDSI. From 1984 to 1995, Mr. Pellegrino was Vice President and CFO of Software Shop Systems, Inc. From 1979 to 1984, he was a regional controller for Capital Cities/ABS and from 1972 to 1979 as Director of Financial Systems for ADP. Mr. Pellegrino has a Bachelors degree in accounting from MSU and a Masters in Finance from Rutgers University.

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

                                                                  Long Term Compensation

                                    Annual Compensation          Awards            Payouts

Name and                                     Other                      Securities
Principal                                    Annual       Restricted    Underlying                  Other
Position                                     Compen-      Stock           Options/    LTIP          Compen-
                   Year    Salary     Bonus  sation($)   Award($)         Sar (#)    Payouts($)    sation ($)
Anthony Shupin     2005   $198,539      0       0          0                0            0               0
President & CEO    2004   $108,000      0       0          0                0            0               0
                   2003   $108,000      0       0          0                0            0               0
                   2002          0      0       0          0                0            0               0

Michael J          2005   $148,077      0       0          0                0       `    0               0
Pellegrino*        2004   $ 52,000      0       0          0                0            0               0
                   2003   $115,000      0       0          0                0            0               0
                   2002   $115,000      0       0          0                0            0               0

----------
* Mr. Pellegrino resigned as President and Chief Executive Officer effective October 6, 2003. In 2004, Mr. Pellegrino served as Chairman of the Board and as a consultant to the Company.

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

                                                               Beneficial Ownership
Name and Address                                               of Common Stock
of Beneficial Owner                 Title                      No. of Shares             Percent of Class
-------------------                 -----                      -------------             ----------------
Anthony R. Shupin                   Chairman, CEO and          15,000,000                .0027%
2150 Hwy 35, Suite 250              President
Sea Girt, NJ 08750

Michael Pellegrino                  Senior Vice President,     15,335,000                .0028%
2150 Hwy 35, Suite 250              Chief Financial Officer
Sea Girt, NJ 08750                  & Director

Robert Gowell                       Director                   96,300                    *
2150 Hwy 35, Suite 250
Sea Girt, NJ 08750

Vincent Moreno                      Director                   0                         *
2150 Hwy 35, Suite 250
Sea Girt, NJ 08750

Erik Hoffer                         Executive Vice             0                         *
2150 Hwy 35, Suite 250             President and Director
Sea Girt, NJ 08750

All Officers  & Directors
As a Group                                                     30,431,300(1)             .0055%

----------
* less than 1%

(1) Of the total Officers and Director's shares, 33,000 shares are options which are 10-year options with a three-year vesting period, vesting 1/3 each year with a strike price of thirty-three cents ($0.33). The remaining 1,275,000 options are 10-year options that are fully vested at varying strike prices.

There are no arrangements known to DDSI that at a later date may result in a change in control of DDSI.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None

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

----------
(1)   Previously filed on Form 10-SB September 20, 2000, File No. 0-26604
(2)   Previously filed on Form 10-SB/A November 17, 2000, File No. 0-26604
(3)   Previously filed on Form SB-2 May 1, 2001, File No. 333-59888
(4) Previously filed on Form SB-2, Amendment 2, August 29, 2001, File No. 333-59888
(5)   Previously filed on Form SB-2, February 13, 2002, File No. 333-82662
(6) Previously filed on Form SB-2, Amendment No. 1, May 9, 2002, File No. 333-82662
(7) Previously filed on Form SB-2, Amendment No. 2, Jun 25, 2002, File No. 333-82662
(8) Previously filed on Form SB-2, Amendment No. 5, October 10, 2002, File No. 333-82662
(9)   Previously filed on Form SB-2, February 12, 2003, File No. 333-103143
(10) Previously filed on Form SB-2, Amendment No. 1, May 7, 2003, File No. 333-103143
(11)  Previously filed on the Annual Report on Form 10-K, dated April 20, 2004
(12) Previously filed on Form 8-K, dated December 6, 2004 (13) Previously filed on Form 8-K dated March 3, 2005.

ITEM  14.   Principal Accountant Fees and Services

      Audit Fees. The aggregate fees billed by Rosenberg Rich Baker Berman& Company, our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2005 and 2004 were $83,012 and $41,480, respectively.

      Audit-Related Fees. The Company did not engage its principal accountants to provide assurance or related services during the last two fiscal years.

      Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2005 and 2004 were $3,000 and $12,100, respectively.

      All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGITAL DESCRIPTOR SYSTEMS, INC.


                                        By: /s/ Anthony Shupin
                                            ------------------------------------
                                            Anthony Shupin, Chairman, President,
                                            and Chief Executive Officer

                                            Dated:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
By:      /s/ Anthony Shupin                 Chairman, President, and Chief,
         ------------------------           Executive Officer
         Anthony Shupin

By:      /s/ Michael Pellegrino             Senior Vice President and Chief
         ------------------------           Financial Officer, Director
         Michael Pellegrino

By:                                         Executive Vice President and
         ------------------------           Director
         Erik Hoffer

By:      /s/ Vincent Moreno                 Director
         ------------------------
            Vincent Moreno

By:                                         Director
         ------------------------
         Robert Gowell

Digital Descriptor Systems, Inc. and Subsidiary Contents to Financial Statements December 31, 2005

                                                                         Page(s)


Report of Independent Registered Public Accounting Firm - 2005                1

Report of Independent Registered Public Accounting Firm -2004                 2

Audited Consolidated Financial Statements:

  Balance Sheet as of December 31, 2005                                       3

  Statements of Operations for the Years Ended December 31, 2005 and 2004     4

  Statements of Shareholders' Impairment for the Years Ended
     December 31, 2005 and 2004                                               5

  Statements of Cash Flows for the Years Ended December 31, 2005 and 2004   6-7

Notes to Financial Statements                                              8-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Digital Descriptor Systems, Inc. and Subsidiary
Sea Girt, NJ

We have audited the accompanying consolidated balance sheet of Digital Descriptor Systems, Inc. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders' impairment, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc. and Subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company sustained operating losses and has had recurring accumulated deficits, which raises substantial doubt about its ability to continue as a going concern. Management's operating and financing plans with regard to these matters are also discussed in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Bagell, Josephs, Levine & Company LLC
Bagell, Josephs, Levine & Company LLC
Certified Public Accountants
Gibbsboro, New Jersey
April 13, 2006

         MEMBER OF:    AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                       NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                       PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                       FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Digital Descriptor Systems, Inc.

We have audited the accompanying balance sheet of Digital Descriptor Systems, Inc., (the Company) as of December 31, 2005, and the related statements of operations, shareholders' impairment and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Notes 12 and 13, subsequent to the issuance of the Company's 20054 financial statements and our reports there on dated March 15, 2005 and July 15, 2005, the amortizations period and the classification of the debt discounts associated with the beneficial conversion features of our convertible debentures have been changed. In our original report we expressed an unqualified opinion on the 2004 financial statements and our opinion on the revised statements, as expressed here in, remains the same.

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


                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 25, 2005
Except for Note 12, dated April 10, 2006

Digital Descriptor Systems, Inc. and Subsidiary Consolidated Balance Sheet December 31, 2005


                          DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEET
                                         DECEMBER 31, 2005


                                              Assets
Current  Assets
   Cash                                                                            $       295,811
   Accounts receivable, less allowance for uncollectible accounts
     of $53,084                                                                            611,423
   Inventory                                                                               414,151
   Prepaid Expenses                                                                          4,266
                                                                                   ---------------
       Total Current Assets                                                              1,325,651

Property and Equipment, net                                                                382,049
                                                                                   ---------------
Other Assets
   Security deposit                                                                          1,730
    Goodwill                                                                             4,054,998
    Intangible assets                                                                      183,473
   Deferred financing costs, net                                                           264,438
                                                                                   ---------------
          Total Other Assets                                                             4,504,639

       Total Assets                                                                      6,212,339
                                                                                   ===============

                             Liabilities and Shareholders' Impairment

Current Liabilities
   Accounts payable                                                                        224,997
   Accrued expenses                                                                        342,923
    Accrued Payroll and related expenses                                                    38,269
   Accrued interest                                                                        814,408
   Deferred income                                                                         205,463
   Convertible debentures, net of debt discounts                                         1,727,210
    Derivative Liability                                                                 6,559,068
                                                                                   ---------------
     Total Current Liabilities                                                           9,912,338

Long Term Liabilities
    Note Payable                                                                         3,500,000
    Convertible debentures, net of debt discounts                                        1,506,629
                                                                                   ---------------
      Total Long Term Liabilities                                                        5,006,629

         Total Liabilities                                                              14,918,967

Shareholders' Impairment
   Preferred stock, $.001 par value: authorized shares - 1,000,000;
     issued and outstanding shares - none                                                       --
   Common stock, $.001 par value: authorized shares - 9,999,000,000;
     issued and outstanding shares - 3,267,568,040                                       3,267,568
   Additional paid-in capital                                                           13,530,761
   Accumulated deficit                                                                 (25,504,957)
                                                                                   ---------------
       Total Shareholders' Impairment                                                   (8,706,628)
                                                                                   ---------------
       Total Liabilities and Shareholders' Impairment                              $     6,212,339
                                                                                   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                            Year Ended December 31,
                                                          ----------------------------
                                                              2005            2004
                                                          ------------    ------------
Revenues
   Software                                               $     30,326    $     43,839
   Hardware                                                      5,798         112,272
   Maintenance                                                 256,771         253,361
   CGM-AST Revenue/other                                     3,042,736           2,580
                                                          ------------    ------------
Total revenue                                                3,335,631         412,052
   Cost of revenues                                          1,108,904          44,782
                                                          ------------    ------------

Gross Profit                                                 2,226,727         367,270

Operating Expenses
   General and administrative                                2,208,216         407,642
   Sales and marketing                                         132,172          65,014
   Research and development                                    106,505          21,759
                                                          ------------    ------------

Total Operating Expenses                                     2,446,893         494,415

Other Income and (Expenses)
   Interest                                                 (1,472,941)       (326,853)
   Amortization of deferred financing cost                    (151,815)       (354,870)
    Amortization of debt discount                             (428,566)       (730,830)
    Change in fair market value of derivative liability        138,672        (426,507)
     Other income and expenses, net                           (174,356)        (56,127)
                                                          ------------    ------------
Total Other Income and (Expenses)                           (2,089,006)     (1,895,187)
                                                          ------------    ------------
     Net Loss                                             $ (2,309,172)   $ (2,022,332)
                                                          ============    ============
     Net Loss Per Common Share (Basic and Diluted)        $      (0.00)   $      (0.01)
                                                          ============    ============
Weighted Average Number of Common Shares Outstanding
     Basic and Diluted                                     756,472,931     167,554,639
                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                           DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' IMPAIRMENT
                                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                         Common Stock               Additional
                                               -------------------------------       Paid in        Accumulated       Shareholders'
                                                   Shares           Amount           Capital          Deficit          Impairment
                                               --------------   --------------   --------------    --------------    --------------
Balance at December 31, 2003                      115,958,423   $      115,958   $   15,780,762    $  (21,173,453)   $   (5,276,733)

   Issuance of common stock
     for accrued services - related party          30,000,000           30,000           12,000                --            42,000
   Issuance of common stock in payment of
     damages related to convertible debentures     29,757,936           29,758          (17,555)               --
                                                                                                                             12,203
   Conversion of accrued
     interest related to convertible
     debentures to common stock                    35,000,000           35,000          (24,500)               --
                                                                                                                             10,500
   Net Loss                                                --               --               --        (2,022,332)       (2,022,332)
                                               --------------   --------------   --------------    --------------    --------------
Balance at December 31, 2004                      210,716,359   $      210,716   $   15,750,707    $  (23,195,785)   $   (7,234,362)

   Issuance of common stock for  services -        50,000,000           50,000          (20,000)               --            30,000
   Issuance of common stock in payment of
     damages related to convertible debentures  1,422,224,681        1,422,225       (1,190,151)                            232,074
   Conversion of accrued
     interest related to convertible
     debentures to common stock                 1,584,627,000        1,584,627       (1,544,232)                             40,395

Benificial interest recognized
  on common stock issuances                           534,437                           534,437
   Net Loss                                                                                            (2,309,172)       (2,309,172)
                                               --------------   --------------   --------------    --------------    --------------
Balance at December 31, 2005                    3,267,568,040   $    3,267,568   $   13,530,761    $  (25,504,957)   $   (8,706,628)
                                               ==============   ==============   ==============    ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                       Year Ended December 31,
                                                                      --------------------------
                                                                          2005          2004
                                                                      ------------  ------------
Cash Flows from Operating Activities
   Net loss                                                           $ (2,309,172) $ (2,022,332)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities
       Depreciation and amortization                                       174,356            --
       Common stock issued in payment of damages                                --      12,20301
         Common stock issued in payment of services                         30,000            --
       Amortization of deferred financing costs                            151,815       354,870
       Amortization of debt discount                                       428,566       730,830
         Amortization of Beneficial Interest                               534,437            --
         Change in Fair Market  value of derivatives                      (138,672)      426,507
         Bad debt expense                                                   15,000        21,200
   Changes in operating assets and liabilities
        Accounts receivable                                               (557,894)       46,600
       Inventory                                                           (79,398)           --
       Prepaid expenses, deposits and other assets                          (4,266)       63,600
       Accounts payable                                                     87,415       (77,189)
       Accrued expenses                                                     33,149         3,745
       Accrued interest                                                    995,450       337,353
                                                                      ------------  ------------
       Deferred Income                                                      16,010      (193,425)

                Net Cash (used in) Operating Activities               $   (623,204) $   (296,038)

Cash Flows from Investing Activities
         Purchase of equipment                                            (129,630)           --
         Acquisition of Business Assets                                 (1,500,000)           --
                                                                      ------------  ------------
          Net Cash (used in) Investing Activities                     $ (1,629,630) $         --

Cash Flows from Financing Activities
     Proceeds from the issuance of convertible debentures, net costs            --     3,324,307
     Due to officers and directors                                              --           210
           Payment of convertible debentures                              (531,691)           --
                                                                      ------------  ------------
Net Cash provided by (used in) Financing Activities                   $   (531,691) $  3,324,517

Net Increase (Decrease) in Cash                                         (2,784,525)    3,028,479
                                                                      ------------  ------------
Cash at Beginning of Year                                             $  3,080,336  $     51,857
                                                                      ============  ============
Cash at End of Year                                                   $    295,811  $  3,080,336
                                                                      ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                       DIGITAL DESCRIPTOR SYSTEMS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                           December 31,
                                                                     -----------------------
                                                                        2005         2004
                                                                     ----------   ----------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for
     Interest                                                        $       --   $       --
                                                                     ----------   ----------
     Income taxes                                                    $       --   $    2,546
                                                                     ----------   ----------
Supplemental Disclosure of Non-Cash Investing
   and Financing Activities:
    Debt discount relating to the issuance of warrants and the
     beneficial conversion features of convertible debt              $   97,402   $1,880,110
                                                                     ----------   ----------
     Conversion of amounts due to related parties                    $       --   $   42,000
                                                                     ----------   ----------
     Conversion of debentures into common stock                      $       --   $       --
                                                                     ----------   ----------
     Conversion of damages related to convertible
    debentures into common stock                                     $       --   $   12,203
                                                                     ----------   ----------
     Accrued Interest converted into debt                            $  643,340   $       --
                                                                     ----------   ----------
      Conversion of accrued interest                                 $       --   $   10,500
                                                                     ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectibility is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $205,463 and $189,453, respectively, for the years ended December 31, 2005 and 2004. Revenue allocable to other services is recognized as the services are provided.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $106,505 and $21,759, respectively for the years ended December 31, 2005 and 2004.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable was $611,423 in 2005 and $68,529 in 2004.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for doubtful account was $53,084 in 2005 and was $38,084 in 2004.

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

NOTE 3 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December of 2004 the FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees as provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. The revisions of this statement did not have a material impact upon the Company's financial statements. The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company's acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

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

We recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 4,992 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 59,407 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 388,800 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 59,430 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 79,190 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 92,225 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 47,850 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 68,250 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 326,733 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 72,572 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 72,527 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $172,265 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $327,750 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 2,519,300 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

In 2005 the company converted $643,340 of accrued interest into convertible debentures. $97,402 was recorded as debt discount. In March 2005, $513,431 was repaid on convertible debentures.

NOTE 5 - DEFERRED FINANCING COSTS

Deferred financing cost represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. In 2005 amortization expense of $151,815 was recognized and the net financing cost at December 31, 2005 was $264,438. Amoritization expense of $354,870 was recognized in 2004 and the net financing cost was $416,253.

NOTE 6 - INCOME TAXES

At December 31, 2005 , the Company had federal net operating loss carryforwards of approximately $15,268,172 to offset future federal taxable income expiring in various years through 2025. The Company also has state net operating loss carryforwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

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

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                                       Year Ended December 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------
Tax provision at the U. S. Federal Statutory rate             34%             34%
Valuation allowance                                          (34)%           (34)%
                                                    ------------    ------------
Effective tax rates                                            -%              -
                                                    ============    ============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2005 follows:

Deferred tax asset
Net approximate operating loss carryforwards           $       5,191,178
  Bad debt reserves                                                   --
                                                        ----------------
Deferred tax assets                                           5,191,178
Valuation allowance                                          (5,191,178)
                                                        ----------------
   Net deferred tax asset                               $            --

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company rents office facilities under a rental agreement that is automatically renewable every four months. The most recent renewal period expired on December 31, 2005.

Rental expense under such operating lease was approximately $32,790 and $18,570 during the years ended December 31, 2005 and 2004, respectively.

CGM leases two facilities, one in Somerset NJ and the other in Staten Island New York under non-cancelable lease agreements that end in December 2007 and December 2008 respectively.

Rental expense under such operating leases was approximately $81,595 and $81,595 during the years ended December 31, 2005 and 2004, respectively.

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

The following is a summary of option activity under all plans:


                                                                                                                   Weighted
                                                             1996                                 Total             Average
                                                           Director                             Number of          Exercise
                                        1994 Plan            Plan           Nonqualified         Options             Price
                                      ------------       ------------       ------------       ------------       ------------
Outstanding at December 31, 2001           918,500             26,312            681,000          1,625,812       $.10 - $3.30
Granted                                         --                 --                 --                 --                 --
Expired                                   (693,000)                --           (150,000)          (843,000)       $.10 - $.63
                                      ------------       ------------       ------------       ------------       ------------

Outstanding at December 31, 2002           225,500             26,312            531,000            782,812       $.10 - $3.30
Granted                                         --                 --                 --                 --                 --
Expired                                   (192,500)           (26,312)          (531,000)          (749,812)      $.10 - $3.30
                                      ------------       ------------       ------------       ------------       ------------
Outstanding at December 31, 2004            33,000                 --                 --             33,000       $.10 - $.365
                                      ============       ============       ============       ============       ============
Outstanding at December 31, 2005            33,000                                                   33,000       $ .10-.365
                                      ============       ============       ============       ============       ============

At December 31, 2005, the remaining contractual life of outstanding options was 5 years. This is Ok we are going to cancel all options anyway

Net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 would result in the same amounts reported.

NOTE 9 - CONTINGENCY

There were two holders of convertible notes dated December 31, 2001 who could potentially seek similar damages from the Company. Should they seek these damages, the Company could incur additional expense of $71,668. Management feels however, that the likelihood that the other holders will seek the damages is remote, and therefore, no provision for this expense has been made in the accompanying financial statements.

On October 16, 2003, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expenses at December 31, 2005 and 2004.

NOTE 10 - RELATED PARTIES

A Director of the Company provided consulting services during 2005 and 2004 that amounted to $4,000 and $53,000, respectively. As of December 31, 2005, the Company owes this Director $ 0.

In 2004, The Company issued 15,000,000 shares of common stock to an Officer of the Company in repayment of $21,000 that was due the Officer for accrued auto allowance. The Company also issued 15,000,000 shares of common stock to a Director of the Company in repayment of $21,000 that was due to the Officer for accrued consulting fees.

NOTE 11 - PURCHASE OF CGM APPLIED SECURITY TECHNOLOGY, INC.

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

NOTE 12 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the years ended December 31, 2005 and 2004. These factors raise substantial doubt about its ability to continue as a going concern.

Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income, as well as reducing expenses in the areas of operations. This plan includes the following management objectives:

      o     Soliciting new customers in the U.S.
      o     Expanding sales in the international market
      o     Expanding sales through E-commerce
      o     Adding new distributor both in the U.S and internationally
      o     The introduction of new products into the market
      o     Seeking out possible merger candidates

Presently, the Company cannot ascertain the eventual success of management's plan with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 13 - RESTATEMENT

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