Form 10QSB
period 2006-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-05-17
CIK 927454

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
     Class of Common Stock                                     May 10, 2006
     ---------------------                                 --------------------
        $.001 par value                                    7,868,016,065 Shares


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES |_| NO |X|

                 Digital Descriptor Systems, Inc. and Subsidiary
                   Condensed Consolidated Financial Statements
          For the Three Months Ended March 31, 2006 and 2005 (Restated)
                                   (Unaudited)


Condensed Consolidated Unaudited Financial Statements:
     Condensed Consolidated Balance Sheets for the Three Months Ended
       March 31, 2006 and March 31, 2005 (restated)
     Condensed Consolidated Statements of Operations for the
       Three Months Ended March 31, 2006 and March 31, 2005 (restated) Condensed Consolidated Statement of Cash Flows for the
       Three Months Ended March 31, 2006 and March 31, 2005 (restated)

Notes to Condensed Consolidated Financial Statements

                 Digital Descriptor Systems, Inc. and Subsidiary
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           AT MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                     ASSETS

                                                                              March 31       March 31
                                                                                2006           2005
                                                                            ------------   ------------
                                                                                           As Restated
Current Assets:
  Cash and cash equivalents                                                 $    100,709   $    823,485
  Restricted cash                                                                     --         50,000
  Accounts receivable, less allowances of $60,583 and 38,084, respectively       535,958         98,432
  Inventory                                                                      426,059        365,963
  Prepaid expenses                                                                 6,325          1,794
                                                                            ------------   ------------
      Total Current Assets                                                     1,069,051      1,339,674
Property and equipment, net                                                      374,071        410,901
                                                                            ------------   ------------
Other Assets
  Deposits                                                                         1,730          1,730
  Goodwill                                                                     4,054,998      4,054,998
  Intangible assets, net                                                         179,681        202,178
  Deferred financing costs, net                                                  227,213        376,113
                                                                            ------------   ------------
       Total Other Assets                                                      4,463,622      4,635,019
                                                                            ------------   ------------
TOTAL ASSETS                                                                $  5,906,744   $  6,385,594
                                                                            ============   ============
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities:
  Accounts payable                                                          $    285,213   $    202,193
  Accrued expenses                                                               316,598        305,634
  Accrued interest                                                               806,685        862,332
  Due to Officer and director                                                          0         20,115
  Deferred income                                                                188,968        169,204
  Convertible debentures, net of debt discount                                 2,042,124      1,608,250
  Derivative liabilities                                                       7,220,088      7,328,441
                                                                            ------------   ------------
     Total Current Liabilities                                                10,859,676     10,496,169
Long Term Liabilities
  Note payable                                                                 3,500,000      3,500,000
  Convertible debentures, net of debt discount                                 1,511,745      1,091,838
                                                                            ------------   ------------
      Total Long Term Liabilities                                              5,011,745      4,591,838

      Total Liabilities                                                       15,871,421     15,088,007

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value: authorized shares - 1,000,000;
           issued and outstanding shares - none
  Common stock, par value $.001; authorized 9,999,000,000 shares at;
          March 31,2006 and 9,999,000000 shares at March 31, 2005;
          5,454,943,898 issued and outstanding at March 31, 2006 and
          319,466,359 issued and outstanding at March 31, 2005                 5,454,944        319,466
  Additional paid in capital                                                  11,983,209     19,373,934
  Accumulated deficit                                                        (27,402,830)   (28,395,813)
                                                                            ------------   ------------
      Total Stockholders' (Deficit)                                           (9,964,677)    (8,702,413)
                                                                            ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                               $  5,906,744   $  6,385,594
                                                                            ============   ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                     (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2006            2005
                                                            -------------   -------------
                                                                             As Restated
INCOME
       Net Sales                                            $     870,964   $     148,875
       Cost of Revenue                                            293,342          44,702
                                                            -------------   -------------
           Gross Profit                                           577,622         104,173

OPERATING EXPENSES
       General and administrative                                 618,892         259,701
       Sales and marketing                                         44,806          25,332
       Research                                                    26,524           3,848
                                                            -------------   -------------
              Total Operating Expenses                            690,222         288,881

LOSS BEFORE OTHER INCOME (EXPENSE)                               (112,600)       (184,708)
OTHER  (EXPENSE)
       Interest                                                  (732,194)       (457,531)
       Amortization of deferred financing cost                    (37,225)        (37,225)
       Amortization of debt discount                             (323,029)       (440,755)
       Change in fair market value of derivative liability       (661,020)       (630,702)
       Other income and expenses                                  (31,804)           (780)
                                                            -------------   -------------
              Total Other (Expense)                         ($  1,785,272)  ($  1,566,993)

NET (LOSS) APPLICABLE TO COMMON SHARES                      ($  1,897,872)  ($  1,751,701)
                                                            =============   =============
NET (LOSS) PER BASIC AND DILUTED SHARES                     $       (0.00)  $       (0.01)
                                                            =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                   3,943,573,535     251,049,692
                                                            =============   =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2006             2005
                                                           -------------   -------------
                                                                            As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                              $  (1,897,872)  $  (1,751,701)
                                                           -------------   -------------
   Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
     Depreciation and amortization                                11,770              --
      Amortization of deferred financing cost                     37,225          37,225
      Amortization of debt discount                              323,029         440,755
      Amortization of benefical interest                         732,194        (217,126)
      Change in fair market value of derivatives                 661,020         630,702
      Bad debt expense                                             7,500              --
  Changes in operating assets and liabilities:
     Accounts receivable                                         (75,465)        (29,903)
     Inventory                                                   (11,908)        (31,211)
     Prepaid expense, deposits and other assets                   (2,435)         (1,794)
    Accounts payable                                              60,216          64,611
     Accured expenses                                            (64,594)         (4,140)
     Accured interest                                              7,723         182,265
     Deferred Income                                              16,495         (20,249)
                                                           -------------   -------------
        Total adjustments                                      1,702,770       1,051,135
                                                           -------------   -------------
     Net cash (used in) operating activities                    (195,102)       (700,566)
                                                           -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Business Assets                                  --      (1,500,000)
                                                           =============   =============
      Net cash provided by (used in) investing activities             --      (1,500,000)
                                                           -------------   -------------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              2006             2005
                                                          -------------   -------------
                                                                           As Restated
CASH FLOWS FROM FINANCING ACTIVITES
   Due to officers and directors                                     --          (6,285)
     Net cash provided by (used in) financing activities             --          (6,285)
                                                          -------------   -------------
NET (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                   (195,102)     (2,206,851)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 295,811       3,080,336
                                                          -------------   -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $     100,709         873,485
                                                          =============   =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectibility is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $ 188,968 and $ 169,204 , respectively, for the three months ended March 31, 2006 and 2005. Revenue allocable to other services is recognized as the services are provided.

Software Development Costs

All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $ 26,524 and $3,848, respectively, for the three months ended March 31, 2006 and 2005.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable was $ 535,958 and $ 98,432, respectively, for the three months ended March 31, 2006 and 2005 .

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for doubtful accounts was $ 60,583 and $38,084, respectively, for the three months ended March 31, 2006 and 2005.

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

Reclassification

Certain amounts at March 31, 2005 have been reclassified to conform to the March 31, 2006 statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

The Company also issued common stock purchase warrants for the right to purchase 315,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. Amortization expense during 2004 was $47,469 and the costs were fully amortized as of December 31, 2004.

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.0005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date.. In addition the debenture holders also received warrants to purchase 10,500,000 shares at an exercise price of $0.005 per share anytime before November 30, 2009. The estimated fair value of the warrants was $5,250, which was also recorded as a debt discount. The total debt discount is being amortized on a straight line basis which approximates the effective interest method, over the life of the note $71,828 of this amount was charged to interest expense during 2004.

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

In 2005 the Company converted $643,340 of accrued interest into convertible debentures, $97,402 was recorded as debt discount. In March 2005, $513,431 was repaid on convertible debentures.

Note 5 - Deferred Financing Costs

Deferred financing costs represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. The net financing costs were $227,213 and $376,113 for the three months ended March 31, 2006 and 2005, respectively.

Note 6 - Commitments and Contingencies

Operating Lease
The Company rents office facilities under a rental agreement that is automatically renewable every four months. The most recent renewal period expired on December 31, 2005.

CGM leases two facilities, one in Somerset NJ and the other in Staten Island New York under non-cancelable lease agreements that end in December 2007 and December 2008, respectively.

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

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

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

Note 7 - Stock Option and Other Plans

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

The following is a summary of option activity under all plans:

                                                                                        Weighted
                                                1996                      Total          Average
                                              Director                   Number of      Exercise
                                  1994 Plan     Plan      Nonqualified    Options        Price
                                  ---------   ---------   ------------   ----------   ------------
Outstanding at March 31, 2005        33,000          --             --       33,000   $.10 - $.365
                                  =========   =========   ============   ==========   ============

Outstanding at March 31, 2006        33,000                                  33,000   $.10 - $.365
                                  =========   =========   ============   ==========   ============

Net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 would result in the same amounts reported.

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

Note 8 - Contingency

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

Note 9 - Related Parties

A Director of the Company provided consulting services during 2006 and 2005 that amounted to $0 and $4,000 respectively. As of March 31, 2006, the Company owes this Director $0.

Note 10 - Purchase of CGM Applied Security Technology, Inc.

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

                 Digital Descriptor Systems, Inc. and Subsidiary
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months Ended March 31, 2006 and 2005 (Restated)

Note 11 - Restatement

We have restated the Financial Statements for the three months ended March 31, 2005. and. Based upon the guidance in SFAS133 and EITF00-19, the Company concluded that the conversion features of it convertible debentures were required to be accounted for as derivatives. The imbedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change.

The impact on the financial statements is summarized below.

                                                         March 31, 2005
                                                  ----------------------------
                                                   As Reported     As Restated
                                                  ------------     -----------
Debt discount and deferred financing costs, net   $    889,544         376,113
Total Assets                                         6,899,025       6,385,594
Accumulated deficit                                (21,964,299)    (28,395,813)
Total Liabilities and Shareholders Deficit           6,899,025       6,385,594

Interest and amortization of
  deferred debt costs                                  457,531         898,286
Total Expenses                                         747,191       1,855,874
Net Loss                                              (643,019)     (1,751,701)

Net loss per
share                                                     (.01)           (.01)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues for the three months ended March 31, 2006 of $870,964 increased $722,089 or 485% from the three months ended March 31, 2005 (restated). DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The increase in DDSI's revenue is attributed to the purchase of CGM Applied Security Technology, Inc in March, 2005.

Cost of revenue for the three months ended March 31, 2006 was $293,342 an increase of $248,640 or 556% from the three months ended March 31, 2005 (restated). The increase was attributable to the purchase of CGM Applied Security Technology, Inc in March 2005. Cost of revenue sold as a percentage of revenue for the three months ended March 31, 2006 was 34% of total revenues.

Operating expenses increased $401,341 or 139% during the three months ended March 31, 2006 versus the three months ended March 31, 2005 (restated). This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

General and Administrative expenses for the three months ended March 31, 2006 were $618,892 compared $259,701 for the months ended March 31, 2005 (restated) for an increase of $359,191 or 138%. This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

Sales and Marketing expenses increased $19,474 for the three months ended March 31, 2006 from $25,332 in 2005 to 44,806 in 2006 or a 77% increase. This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

Research and development for the three months ended March 31, 2006 was $26,524 compared to $3,848 for the same period prior year for an increase of $22,676 or a 589% increase, which was due in part to the purchase of CGM Applied Security Technology, Inc in March 2005.

The net (loss) for DDSI increased 8% for the three months ended March 31, 2006 to $(1,897,872) from $(1,751,701) for the three months ended March 31, 2005 (restated). This was primarily due to the increase in operating expenses.

Net cash (used in) operating activities for the three months ended March 31, 2006 and the three months ended March 31, 2005 (restated) was ($195,102) and ($700,566), respectively. The increase in cash (used in) operating activities for the three months ended March 31, 2006 of $505,464. This increase was due in part to the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash provided by investing activities was $0 and ($1,500,000) for the three months ended March 31, 2006 and March 31, 2005 (restated), respectively. This increase was due in part to the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash provided by (used in) financing activities was $(0) and $(6,285) for the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively. The increase in net cash provided by financing activities for the three months ended March 31, 2006 was $6,285.

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

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet DDSI's liabilities and commitments as they become payable. DDSI has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At March 31, 2006, DDSI had assets of $5,906,944 compared to $6,385,594 on March 31, 2005 a decrease of ($478,650) and shareholder (deficit) of $(9,964,677) on March 31, 2006 compared to shareholder (deficiet) of $(8,702,413) on March 31, 2005, an increase of ($1,262,264). This increase in shareholder (deficit) for the three months ended March 31, 2006 resulted from the net loss for the three months ended March 31, 2006.

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

Liquidity and Capital Resources

We had net losses of ($1,897,872) and ($1,751,701) during the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we had a cash balance in the amount of $100,709 and current liabilities of $10,859,676. The total amount of notes payable and debentures is $7,053,869. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $8,436,605 as of March 31, 2006. These contractual obligations, along with the dates on which such payments are due are described below:

                                                      One Year       More Than
Contractual Obligations                   Total        or Less        One Year
-----------------------               ------------   ------------   ------------
Due to Related Parties                $          0   $          0   $          0
Accounts Payable and
 Accrued Expenses                          576,051        576,051              0
Accrued interest on loans                  806,685        806,685              0
Note payable                             3,500,000              0      3,500,000
Convertible Debentures                   3,553,869      2,042,124      1,511,745
Total Contractual Obligations         $  8,436,605   $  3,424,860   $  5,011,745

The Company is currently in default on several of the convertible debentures that are included in current liabilities. Below is a discussion of our sources and (uses) of funds for the three months ended March 31, 2006 and 2005 (restated), respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2006 or as of the date of this report.

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

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

                        DIGITAL DESCRIPTOR SYSTEMS, INC.
                                  (Registrant)


      Date: May 17, 2006             By: /s/ ANTHONY SHUPIN
                                         ---------------------------------------
                                         Anthony Shupin
                                         (President, Chief Executive Officer)
                                         (Chairman)


      Date: May 17, 2006             By: /s/ MICHAEL J. PELLEGRINO
                                         ---------------------------------------
                                         Michael J. Pellegrino
                                         Senior Vice President & CFO
                                         (Director)