Form 10-Q
period 2006-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-08-17
CIK 927454

Digital Descriptor Systems, Inc. and Subsidiary
Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2006 and 2005 (Restated)
(Unaudited)

Digital Descriptor Systems, Inc. and Subsidiary
Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2006 and 2005 (Restated)
(Unaudited)

Condensed Consolidated Unaudited Financial Statements:

Condensed Consolidated Balance Sheet at June 30, 2006
Condensed Consolidated Statements of Operations for the Six and
Three Months Ended June 30, 2006 and June 30, 2005 (restated)
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2006 and June 30, 2005 (restated)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Digital Descriptor Systems, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

June 30 2006
ASSETS
Current Assets
Cash and cash equivalents	$129,313
Restricted cash	0
Accounts receivable, less allowance of $34,550	667,730
Inventory	474,429
Prepaid expenses	6,325

Total Current Assets	1,277,797

Property and equipment, net of
accumulated depreciation of $19,875	360,598

Other Assets
Deposits	1,730
Goodwill	4,054,998
Intangible assets, net of
accumulated amortization of $5,055	175,889
Deferred financing costs, net	194,591

Total Assets	$6,065,603

LIABILITIES AND STOCKHOLDERS' (IMPAIRMENT)

Current Liabilities
Accounts payable	$285,997
Accrued expenses	317,299
Accrued interest	1,150,030
Deferred income	180,744
Convertible debentures current	3,505,716
Derivative liabilities	7,888,224

Total Current Liabilities	13,328,010

Note payable	3,500,000
Convertible debentures	1,654,010

Total Liabilities	18,482,020

Shareholders' deficit
Preferred stock, $.001 par value
1,000,000 shares authorized, -0- issued and outstanding	-0-
Common stock, par value $.001; authorized 9,999,000,000 shares;
9,243,406,000 issued and outstanding	9,243,406
Additional paid-in capital	9,406,917
Accumulated deficit	(31,066,740)

Total Shareholders' Impairment	(12,416,417)

Total Liabilities and Shareholders' Impairment	$6,065,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED)
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05
		(Restated)		(Restated)
INCOME
Net Sales	$1,233,729	$875,513	$2,104,693	$1,024,388
Cost of Revenue	334,538	447,460	627,880	492,161
Gross Profit	899,191	428,053	1,476,813	532,227

OPERATING EXPENSES
General and administrative	677,406	555,080	1,367,629	775,453
Sales and marketing		60,585		79,070
Research		26,512		51,606
Total Operating Expenses	677,406	642,177	1,367,629	906,129
LOSS BEFORE OTHER INCOME (EXPENSE)	221,785	(214,124)	109,184	(373,902)

OTHER (EXPENSE)
Interest	(1,202,312)	(298,726)	(1,934,505)	(599,298)
Amortization of deferred financing cost	(32,621)	(37,225)	(69,846)	(77,365)
Amortization of debt discount	(323,029)	(602,975)	(646,058)	(1,043,730)
Change in fair market value of derivative liability	(668,136)	(655,070)	(1,329,156)	(1,285,771)
Depreciation and Amortization	(18,699)		(41,606)	(24,930)
Other income and expenses	(1,050)		(9,947)
Total Other (Expense)	(2,245,847)	(1,593,996)	(4,031,118)	(3,031,094)
NET (LOSS) APPLICABLE TO COMMON SHARES	(2,024,062)	(1,808,120)	(3,921,934)	(3,404,996)
NET (LOSS) PER BASIC AND DILUTED SHARES	(2,024,062)	(1,808,120)	(3,921,934)	(3,404,996)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares of common stock
Outstanding, basic and diluted	7,814,385,941	371,637,947	5,881,322,478	311,343,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
		(Restated)
Net (loss)	$(2,024,062)	$(1,808,120)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:

Depreciation and amortization	41,606	24,930
Common stock issues for settlement of vendor
payables	0	30,000
Amortization of deferred financing cost	(32,621)	(37,225)
Amortization of debt discount	323,029	602,975
Amortization of benefical interest	798,271	(42,443)
Change in fair market value of derivatives	668,136	655,070
Bad debt expense	7,500	0

Changes in operating assets and liabilities:
(Increase) in inventory	48,370	95,944
(Increase) Accounts receivable	(131,772)	(192,674)
(Increase) Prepaid expense, deposits and other assets	0	(15,579)
Accounts payable	784	59,647
(Decrease) Increase Accured expenses	701	(1,176)
Accured interest	343,345	214,545
(Decrease) Deferred Income	8,224	(30,809)

Net cash provided by (used in) operating activities	$51,511	$(444,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	(22,907)	(50,492)
Purchase assets from CGM Security Solutions	0	(1,500,000)
Net cash (used in) investing activities	(22,907)	(1,550,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	0	(502,041)
Due to officer and director	0	(13,830)
Net cash provided by (used in) financing activities	0	(515,871)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	$28,604	$(2,511,278)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	100,709	3,080,336
CASH AND CASH EQUIVALENTS - END OF PERIOD	$129,313	$569,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

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

Note 2 - Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of the accompanying condensed consolidated financial statements are summarized below:

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition
The Company derives revenue from the sale of hardware, software, post customer support, and other related services. Post customer support includes telephone support, bug fixes, and rights to upgrades. Other related services include basic training.

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectibility is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $ 180,744 and $ 158,644, respectively, for the six months ended June 30, 2006 and 2005. Revenue allocable to other services is recognized as the services are provided.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $ 53,654 and $51,606, respectively, for the six months ended June 30, 2006 and 2005.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable was $ 667,730 and $261,206, respectively, for the six months ended June 30, 2006 and 2005.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for doubtful accounts was $68,084 and 34,550, respectively, for the six months ended June 30, 2006 and 2005.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

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

Accounting for Stock Options
Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a pro forma basis in Note 7
.

Net Loss Per Common Share
Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for the periods presented.

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

Reclassification
Certain amounts at June 30, 2005 have been reclassified to conform to the presentation of the June 30, 2006 amounts.

Note 3 - Impact of Recent Accounting Pronouncements

In December of 2004 the FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees as provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. The revisions of this statement did not have a material impact upon the Company's condensed consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.  Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

Note 4 - Convertible Debentures

Based on the guidance in SFAS133 and EITF00-19, the Company concluded that the conversion features of it convertible debentures were required to be accounted for as derivatives. The imbedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change. For further discussion, see footnote #11 regarding restatement.

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

We recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 4,992 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

During September 2001, the Company issued two convertible debentures for an aggregate amount of $400,000. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due on September 30, 2002. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Interest on the debentures was not paid quarterly and accordingly accrued interest and late fees payable related to the notes totaling $187,600 is included in the accompanying condensed consolidated financial statements.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 59,407 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

During 2004, $10,500 of the debenture was converted into 35,000,000 shares of common stock and during 2003; $3,164 of the debenture was converted into 15,818,010 shares of common stock.

In December, 2001 the Company issued three convertible debentures for an aggregate amount of $500,000. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due December 31, 2002. Interest accrues at the rate of 12% per annum through maturity, and increased to 15% per annum during the default period. Quarterly interest payments were not made, and accordingly accrued interest payable related to the notes totaling $210,000 is included in the accompanying condensed consolidated financial statements.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 388,800 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In June 2002, a 12% convertible promissory note for $75,000 was issued to two investors. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due in August 2003. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Quarterly interest on the debentures was not paid and accordingly accrued interest and late fees payable related to the notes totaling $29,071 is included in the accompanying condensed consolidated financial statements.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 59,430 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In September 2002, the Company issued secured convertible debentures in the aggregate principal amount of $100,000. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due on September 30, 2003. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Quarterly interest on the debentures was not paid, and accordingly accrued interest and late fees payable related to the notes totaling $30,000 are included in the accompanying condensed consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 79,190 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In January, 2003 the Company issued three convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due January 10, 2004. Quarterly interest was not paid and accordingly, accrued interest of $61,415 is included in the condensed consolidated financial statements.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 92,225 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In February, 2003, the Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due February 27, 2004. Quarterly interest due was not paid and accordingly accrued interest of $28,125 is included in the condensed consolidated financial statements.

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 47,850 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In April, 2003, The Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due March 31, 2004. Quarterly interest was not paid and accordingly accrued interest of $15,834 is included in the condensed consolidated financial statements.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 68,250 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In October, 2003, the Company issued two convertible debentures for an aggregate amount of $165,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due October 1, 2004. Quarterly interest was not paid and accordingly accrued interest of $25,988 is included in the condensed consolidated financial statements.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 326,733 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

In November, 2003, the Company issued two convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 10%. The debentures are in default as they were due November 27, 2004. Quarterly interest was not paid and accordingly accrued interest of $9,453 is included in the condensed consolidated financial statements.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 72,572 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In December, 2003, the Company issued three convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due by December 3, 2004. Quarterly interest was not paid and accordingly accrued interest of $5,694 is included in the condensed consolidated financial statements.

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

The Company also issued common stock purchase warrants for the right to purchase 750,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. . Amortization expense during 2004 was $42,349 and the costs were fully amortized as of December 31, 2004.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 72,527 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In February, 2004, the Company issued two convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in February, 2005. Quarterly interest was not paid and accordingly accrued interest of $4,906 is included in the condensed consolidated financial statements.

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $172,265 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In May, 2004, the Company issued four convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in May 2005. Quarterly interest was not paid and accordingly accrued interest of $19,555 is included in the condensed consolidated financial statements.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $327,750 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In November, 2004, the Company issued four convertible debentures for an aggregate amount of $3,500,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in November, 2005. Quarterly interest was not paid and accordingly accrued interest of $36,151 is included in the condensed consolidated financial statements.

The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.0005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. In addition the debenture holders also received warrants to purchase 10,500,000 shares at an exercise price of $0.005 per share anytime before November 30, 2009. The estimated fair value of the warrants was $5,250, which was also recorded as a debt discount. The total debt discount is being amortized on a straight line basis which approximates the effective interest method; over the life of the note $71,828 of this amount was charged to interest expense during 2004.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

Additional costs of $391,569 with the issuance of the convertible debentures were recorded as deferred financing cost and are being amortized on a straight-line basis which approximates the effective interest method, over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $376,509.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 2,519,300 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In 2005 the Company converted $643,340 of accrued interest into convertible debentures; $97,402 was recorded as debt discount. In March 2005, $513,431 was repaid on convertible debentures.

Note 5 - Deferred Financing Costs

Deferred financing costs represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. The net financing costs were $194,591 and $338,888 for the six months ended June 30, 2006 and 2005, respectively.

Note 6 - Commitments and Contingencies

Operating Lease
The Company rents office facilities under a rental agreement that is automatically renewable every four months. The most recent renewal period will expire on August 31, 2006.

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
For the Six Months Ended June 30, 2006 and 2005 (Restated)

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

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price

Outstanding at June 30, 2005	33,000	--	--	33,000	$.10-$.365

Outstanding at June 30, 2006	33,000			33,000	$.10-.365

Net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 would result in the same amounts reported.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

Note 8 - Contingency

There were two holders of convertible notes dated December 31, 2001 who could potentially seek similar damages from the Company. Should they seek these damages, the Company could incur additional expense of $71,668. Management feels however, that the likelihood that the other holders will seek the damages is remote, and therefore, no provision for this expense has been made in the accompanying condensed consolidated financial statements.

On October 16, 2003, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The Company intends to negotiate a settlement.

Note 9 - Related Parties

A Director of the Company provided consulting services during 2006 and 2005 that amounted to $0 and $4,000 respectively. As of June 30, 2006, the Company owes this Director $0.

Note 10 - Purchase of CGM Applied Security Technology, Inc.

On March 1, 2005, the Company acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among the Company and CGM dated as of February 25, 2005. In connection with the acquisition, the Company and CGM each entered into an employment agreement with Erik Hoffer (the "Employment Agreement"). CGM is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers.

The principal amount of the Note is subject to adjustment based upon the average of (i) the gross revenues of CGM for the fiscal year ending December 31, 2007 and (ii) an independent valuation of CGM Sub based upon the consolidated audited condensed consolidated financial statements of the Company and CGM Sub for the fiscal years ending December 31, 2006 and 2007. In addition, the Company has granted CGM a secondary security interest in substantially all of its assets and intellectual property.

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

Note 11 - Restatement

We have restated the condensed consolidated financial statements for the six months ended June 30, 2005. Based upon the guidance in SFAS133 and EITF00-19, the Company concluded that the conversion features of it convertible debentures were required to be accounted for as derivatives. The imbedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change.

The impact on the condensed consolidated financial statements is summarized below.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

	June 30, 2005
	As Reported	As Restated
Debt discount and deferred financing costs, net	$2,186,504	338,888
Total Assets	7,976,131	6,128,515
Accumulated deficit	(22,615,854)	(30,134,466)

Total Liabilities and Shareholders Deficit	7,976,131	6,128,515

Interest and amortization of deferred debt costs	894,963	599,298
Total Other Expenses	919,893	3,031,094
Net Loss	(1,294,575)	(3,404,896)

Net loss per
Share	(.00)	(.01)

Note 12 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the six months ended June 30, 2006 and 2005. These factors raise substantial doubt about its ability to continue as a going concern.

Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income, as well as reducing expenses in the areas of operations. This plan includes the following management objectives:

•	Soliciting new customers in the U.S.
•	Expanding sales in the international market
•	Expanding sales through E-commerce
•	Adding new distributor both in the U.S and internationally
•	The introduction of new products into the market
•	Seeking out possible merger candidates

Presently, the Company cannot ascertain the eventual success of management’s plan with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues for the three months ended June 30, 2006 were $1,233,729 compared to $875,513 for the three months ended June 30, 2005 (restated), an increase of $358,216 or 409%. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The increase in DDSI's revenue is attributed to the purchase of CGM Applied Security Technology, Inc in March, 2005.

Cost of revenue for the three months ended June 30, 2006 was $334,538 compared to $447,460 for the three months ended June 30, 2005 (restated), a (decrease) of ($112,922) or (25%). The decrease was attributable more efficient purchasing procedures of raw material and more efficient production procedures put into place. Cost of revenue sold as a percentage of revenue for the three months ended June 30, 2006 was 27% of total revenues.

Operating expenses for the three months ended June 30, 2006 were $677,406 compared to $642,177 for the three months ended June 30, 2005 (restated), an increase of $35,229 or 5%. This increase was mainly attributable management’s controls over spending.

General and Administrative expenses for the three months ended June 30, 2006 were $555,264 compared $555,080 for the three months ended June 30, 2005 (restated) for an increase of $184. This increase was mainly attributable management’s controls over spending.

Sales and Marketing expenses for the three months ended June 30, 2006 were $95,011 compared $60,585 for the three months ended June 30, 2005 (restated) for an increase of $34,426 or 57%. This increase was mainly attributable to the company increasing its advertising budget due to the purchase of CGM Applied Security Technologies, Inc.

Research and development expenses for the three months ended June 30, 2006 were $27,131 compared to $26,512 for the three months ended June 30, 2005 (restated) for an increase of $619 or 2%.

The net (loss) for DDSI increased ($215,942) or 12% for the three months ended June 30, 2006 to $(2,024,062) from $(1,808,120) for the three months ended June 30, 2005 (restated). This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivative according to the guidance of SFAS133 and EITF00-19.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues for the six months ended June 30, 2006 of $2,104,693 compared to $1,024,388 for the six months ended June 30, 2005 (restated), an increase of $1,080,305 or 106%. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The increase in DDSI's revenue is attributed to the purchase of CGM Applied Security Technology, Inc in March, 2005.

Cost of revenue for the six months ended June 30, 2006 was $627,880 compared to $492,161 for the six months ended June 30, 2005 (restated), an increase of $135,719 or 28%. The increase was attributable to the purchase of CGM Applied Security Technology, Inc in March 2005. Cost of revenue sold as a percentage of revenue for the six months ended June 30, 2006 was 34% of total revenues.

Operating expenses for the six months ended June 30, 2006 was $1,367,628 compared to $906,129 for the six months ended June 30, 2005 (restated), an increase of $461,499 or 51%. This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

General and Administrative expenses for the six months ended June 30, 2006 were $1,095,926 compared $775,453 for the six months ended June 30, 2005 (restated) for an increase of $320,473 or 41%. This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

Sales and Marketing expenses for the six months ended June 30, 2006 were $218,048 compared $79,070 for the six months ended June 30, 2005 (restated) for an increase of $138,978 or 176%. This increase was mainly attributable to the company increasing its advertising budget due to the purchase of CGM Applied Security Technologies, Inc.

Research and development expenses for the six months ended June 30, 2006 were $53,654 compared to $51,606 for the six months ended June 30, 2005 (restated) for an increase of $2,048 or 4%. This increase was due in part to upgrades necessary to keep current.

The net (loss) for DDSI increased ($516,937) or 15% for the six months ended June 30, 2006 to $(3,921,933) from $(3,404,996) for the six months ended June 30, 2005 (restated). This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivative according to the guidance of SFAS133 and EITF00-..

Net cash provided by (used in) operating activities for the six months ended June 30, 2006 and the six months ended June 30, 2005 (restated) was $51,511 and ($444,915), respectively. The increase in cash provided by (used in) operating activities for the six months ended June 30, 2006 of $496,426. This increase was due in part to less expenditures for infrastructure necessary after the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash (used in) investing activities was ($22,907) and ($1,550,492) for the six months ended June 30, 2006 and June 30, 2005 (restated), respectively. This increase was due in part to less expenditures for infrastructure necessary after the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash provided by (used in) financing activities was $(0) and $($515,871) for the six months ended June 30, 2006 and the six months ended June 30, 2005, respectively. This increase was due to repayment of officers for monies owed.

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

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet DDSI's liabilities and commitments as they become payable. DDSI has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At June 30, 2006, DDSI had assets of $6,065,603 compared to $6,128,515 on June 30, 2005 a decrease of ($62,912) and shareholder (deficit) of $(12,416,417) on June 30, 2006 compared to shareholder (deficit) of $(10,399,406) on June 30, 2005, an increase of ($1,897,871). This increase in shareholder (deficit) for the six months ended June 30, 2006 resulted from the net loss for the six months ended June 30, 2006.

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

The principal amount of the Note is subject to adjustment based upon the average of (i) the gross revenues of CGM Sub for the fiscal year ending December 31, 2007 and (ii) an independent valuation of CGM Sub based upon the consolidated audited condensed consolidated financial statements of the Company and CGM Sub for the fiscal years ending December 31, 2006 and 2007. In addition, the Company has granted CGM a secondary security interest in substantially all of its assets and intellectual property.

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

DDSI believes that it will not reach profitability in the foreseeable future due to its debt service. Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet DDSI's liabilities and commitments as they become payable. DDSI has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. If DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

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

Liquidity and Capital Resources

We had net losses of ($3,921,933) and ($3,404,996) during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, we had a cash balance in the amount of $129,313 and current liabilities of $13,328,010. The total amount of notes payable and debentures is $8,659,726. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $10,413,052 as of June 30, 2006. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year of Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	603,296	603,296	0
Accrued interest on loans	1,150,030	1,150,030	0
Note payable	3,500,000	0	3,500,000
Convertible Debentures	5,159,726	3,505,716	1,654,010
Total Contractual Obligations	$10,413,052	$5,259,042	$5,154,010

The Company is currently in default on several of the convertible debentures that are included in current liabilities. Below is a discussion of our sources and (uses) of funds for the six months ended June 30, 2006 and 2005 (restated), respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2006 or as of the date of this report.

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

DIGITAL DESCRIPTOR SYSTEMS, INC. (Registrant)

Date: August , 2006	By:	/s/ ANTHONY SHUPIN
Anthony Shupin (President, Chief Executive Officer) (Chairman)

Date: August , 2006	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino Senior Vice President & CFO (Director)