Form 10QSB/A
period 2006-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-08-18
CIK 927454

FORM 10-QSB/A

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

|_| Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-21384

Digital Descriptor Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2770048
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2150 Highway 35, Sea Girt, New Jersey	08750
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 4, 2006
$.001 par value	9,568,806,013 Shares

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
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS

June 30, 2006

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

Digital Descriptor Systems, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED)
(UNAUDITED)

		Three Months		Six Months
	Three Months	Ended	Six Months	Ended
	Ended	30-Jun-05	Ended	30-Jun-05
	30-Jun-06	(Restated)	30-Jun-06	(Restated)
INCOME
Net Sales	$1,233,729	$875,513	$2,104,693	$1,024,388
Cost of Revenue	334,538	447,460	627,880	492,161
Gross Profit	899,191	428,053	1,476,813	532,227

OPERATING EXPENSES
General and administrative	677,406	555,080	1,367,629	775,453
Sales and marketing		60,585		79,070
Research		26,512		51,606
Total Operating Expenses	677,406	642,177	1,367,629	906,129
LOSS BEFORE OTHER INCOME (EXPENSE)	221,785	(214,124)	109,184	(373,902)

OTHER (EXPENSE)
Interest	(1,202,312)	(298,726)	(1,934,505)	(599,298)
Amortization of deferred financing cost	(32,621)	(37,225)	(69,846)	(77,365)
Amortization of debt discount	(323,029)	(602,975)	(646,058)	(1,043,730)
Change in fair market value of derivative liability	(668,136)	(655,070)	(1,329,156)	(1,285,771)
Depreciation and Amortization	(18,699)		(41,606)	(24,930)
Other income and expenses	(1,050)		(9,947)
Total Other (Expense)	(2,245,847)	(1,593,996)	(4,031,118)	(3,031,094)
NET (LOSS) APPLICABLE TO COMMON SHARES	(2,024,062)	(1,808,120)	(3,921,934)	(3,404,996)
NET (LOSS) PER BASIC AND DILUTED SHARES	(2,024,062)	(1,808,120)	(3,921,934)	(3,404,996)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares of common stock
Outstanding, basic and diluted	7,814,385,941	371,637,947	5,881,322,478	311,343,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
		(Restated)

Net (loss)	$(2,024,062)	$(1,808,120)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	41,606	24,930
Common stock issues for settlement of vendor payables	0	30,000
Amortization of deferred financing cost	(32,621)	(37,225)
Amortization of debt discount	323,029	602,975
Amortization of benefical interest	798,271	(42,443)
Change in fair market value of derivatives	668,136	655,070
Bad debt expense	7,500	0

Changes in operating assets and liabilities:
(Increase) in inventory	48,370	95,944
(Increase) Accounts receivable	(131,772)	(192,674)
(Increase) Prepaid expense, deposits and other assets	0	(15,579)
Accounts payable	784	59,647
(Decrease) Increase Accured expenses	701	(1,176)
Accured interest	343,345	214,545
(Decrease) Deferred Income	8,224	(30,809)

Net cash provided by (used in) operating activities	51,511	(444,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	(22,907)	(50,492)
Purchase assets from CGM Security Solutions	0	(1,500,000)
Net cash (used in) investing activities	(22,907)	(1,550,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	0	(502,041)
Due to officer and director	0	(13,830)
Net cash provided by (used in) financing activities	0	(515,871)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$28,604	$(2,511,278)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100,709	3,080,336

CASH AND CASH EQUIVALENTS - END OF PERIOD	$129,313	$569,058

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

Accounting for Stock Options
Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a pro forma basis in Note 7.

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

The Company also issued common stock purchase warrants for the right to purchase 375,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. Debt issuance costs of $10,843 were also amortized on a straight-line basis over the term of the debentures. Amortization expense during 2004 was $24,307 and the costs were fully amortized as of December 31, 2004.

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

The Company also issued common stock purchase warrants for the right to purchase 375,000 shares of common stock of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. Debt issuance costs of $20,844 were also amortized on a straight-line basis over the term of the debentures. Amortization expense during 2004 was $38,591 and the costs were fully amortized as of December 31, 2004.

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

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2005	33,000	--	--	33,000	$.10 - $.365
Outstanding at June 30, 2006	33,000			33,000	$.10-.365

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues for the three months ended June 30, 2006 were $1,233,729 compared to $875,513 for the three months ended June 30, 2005 (restated), an increase of $358,216 or 41%. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. The increase in DDSI's revenue is attributed to the purchase of CGM Applied Security Technology, Inc in March, 2005.

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

●
The Company is putting a great deal of effort to increase the sales of the CGM subsidiary. The Company believes at this time that the most significant growth in revenue will come from CGM and its product lines.

●	Cutting costs in areas that add the least value to DDSI.

●	Deriving funds through investigating business alliances with other companies who may wish to license the FMS SDK (software developer's kit).

●	Increasing revenues through the introduction of Compu-Capture(R), specifically towards kindergarten through twelfth grades, for the creation of ID cards.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006 and 2005 (Restated)

●	Increasing revenues through the introduction of a scaled down version of our Compu-Capture(R) product.

●	Increasing revenues through the addition of innovative technologies as a Value Added Seller.

●	Acquiring and effectively adding management support to profitable companies complementary to its broadened target markets.

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

DIGITAL DESCRIPTOR SYSTEMS, INC.
(Registrant)

Date: August 18, 2006	By: /s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer)
(Chairman)

Date: August 18, 2006	By: /s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO
(Director)