Form 10KSB/A
period 2005-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-09-12
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

                                     PART I

10KSB December 31, 2005 Restatement

The company is filing this amendment to restate the year ended December 31, 2005 financial statements. These changes have been made to the financial statements. The company is increasing its net loss by $1,639,849. The company originally did not amortize the debt discount correctly which has now been corrected. This adjustment was for $1,285,828. Additionally the company corrected a misposting in its books of $354,021 from change in accrued interest to interest expense. These errors were found through the company's internal controls and procedures.

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

Sales by Geographic Area

During each of the fiscal years ended December 31, 2005, and 2004, the percentage of revenues that DDSI has received from domestic customers has been approximately 99.9%. Foreign sales for 2005 and 2004 were $4,220 and $4,927, respectively or an aggregate for these years of approximately $9,147.

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

ITEM 3. Legal Proceedings

On October 16, 2003, in the Court of Common Pleas of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The Company intends to negotiate a settlement. The liability, net of the security deposit, is included in accrued expenses at December 31, 2005.

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

                                                     Common Stock
                                                      Bid Price
                                                      ---------

            Calendar Year 2003                     Low         High
            ------------------
            First Quarter                        $0.0003     $0.0032
            Second Quarter                       $0.0004     $ 0.005
            Third Quarter                        $ 0.001     $0.0026
            Fourth Quarter                       $0.0001     $ 0.002

            Calendar Year 2004
            First Quarter                        $0.0010     $0.0055
            Second Quarter                       $0.0015     $0.0085
            Third Quarter                        $0.0004     $0.0027
            Fourth Quarter                       $0.0004     $0.0009

            Calendar Year 2005
            First Quarter                        $0.0004     $0.0026
            Second Quarter                       $0.0011     $0.0005
            Third Quarter                        $0.0036     $0.0001
            Fourth Quarter                       $0.0009     $0.0001

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

Debt discount amortization expense was increased $1,285,828 from $428,566 to $1,714,394 because of an error in the calculation. This error was found and corrected through our internal controls.

The net (loss) for DDSI increased 95% or $(1,926,689) for the year ended December 31, 2005 to $(3,949,021) from $(2,022,332) for the year ended December 31, 2004. This was primarily due to the increase in operating expenses.

Net cash (used in) operating activities for the year ended December 31, 2005 and 2004 was ($623,204) and ($296,038), respectively. The increase in cash (used in) operating activities in the year ended December 31, 2005 of ($327,166) was primarily due to the increase in operating expenses due in part to the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash provided by (used in) financing activities was $(531,691) and $3,324,517 for the year ended December 31, 2005 and 2004, respectively, reflecting a (decrease) of $(3,856,208). This decrease was primarily due to decrease in proceeds from issuance of convertible debenture.

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

At December 31, 2005, DDSI had assets of $6,212,339 compared to $3,566,848 on December 31, 2004 an increase of $2,645,491 and shareholder deficiency of $(10,346,477) on December 31, 2005 compared to shareholder deficiency of $(7,234,362) on December 31, 2004, an increase of ($3,112,115). This increase in shareholder deficiency for the year ended December 31, 2005 resulted from the net loss for the year ended December 31, 2005.

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

(b) On January 13, 2006, Registrant engaged the firm of Bagell Josephs Levine, LLC. to serve as its independent registered public accountants for the fiscal year ending December 2005.

During the two fiscal years ended December 31, 2005 and 2004, and through January 13, 2006, Registrant has not consulted with Bagell, Josephs & Company LLC. regarding either:

1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrants' financial statements, and neither a written report was provided to Bagell, Josephs, Levine & Company LLC. nor oral advice was provided that Bagell, Josephs, Levine & Company LLC. concluded was an important factor considered by Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. Any matter that was either subject of disagreement or event, as defined in
Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

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

Changes in Internal Controls

There have been significant changes in our internal controls that could significantly affect those controls subsequent to the date of their last valuation. Specifically, we have hired a new controller and implemented a new accounting system to integrate our subsidiary's financials. We believe that these steps have enhanced our financial disclosures.

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

                                                                      Long Term Compensation

                                    Annual Compensation          Awards              Payouts

Name and                                     Other                      Securities
Principal                                    Annual     Restricted      Underlying                   Other
Position                                     Compen-      Stock           Options/     LTIP         Compen-
                   Year    Salary     Bonus  sation($)   Award($)         Sar (#)    Payouts($)    sation ($)
Anthony Shupin     2005   $198,539      0       0          0                0            0               0
President & CEO    2004   $108,000      0       0          0                0            0               0
                   2003   $108,000      0       0          0                0            0               0
                   2002          0      0       0          0                0            0               0

Michael J          2005   $148,077      0       0          0                0            0               0
Pellegrino*        2004   $ 52,000      0       0          0                0            0               0
                   2003   $115,000      0       0          0                0            0               0
                   2002   $115,000      0       0          0                0            0               0

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

Signature                        Title                               Date
---------                        -----                               ----
By:   /s/ Anthony Shupin         Chairman, President, and Chief,
      ------------------         Executive Officer
      Anthony Shupin

By:   /s/ Michael Pellegrino     Senior Vice President and Chief
      ----------------------     Financial Officer, Director
      Michael Pellegrino

By:                              Executive Vice President and
      ---------------            Director
      Erik Hoffer

By:   /s/ Vincent Moreno         Director
      ------------------
         Vincent Moreno

By:                              Director
      ------------------
      Robert Gowell

Digital Descriptor Systems, Inc. and Subsidiary Contents to Financial Statements December 31, 2005

                                                                         Page(s)

Report of Independent Registered Public Accounting Firm - 2005                 1

Report of Independent Registered Public Accounting Firm -2004                  2

Audited Consolidated Financial Statements:

   Balance Sheet as of December 31, 2005 As restated                         3-4

   Statements of Operations for the Years Ended December 31, 2005
     and 2004, restated                                                        5

   Statements of Shareholders' Impairment for the Years Ended
     December 31, 2005 and 2004, as restated                                   6

   Statements of Cash Flows for the Years Ended December 31, 2005
     and 2004, restated                                                      7-8

Notes to Financial Statements, restated                                     9-19

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

The company has restated its financial statements as explained in note 14. The company is increasing its (net loss) by ($1,639,849). The company originally did not amortize the debt discount correctly which has now been corrected. This adjustment was for $1,285,828. Additionally the company corrected interest expense for the year ended December 31, 2005 in the amount of $354,021 which was incorrectly applied against accrued interest payable.


/s/ Bagell, Josephs, Levine & Company LLC
Bagell, Josephs, Levine & Company LLC
Certified Public Accountants
Gibbsboro, New Jersey
April 13, 2006, except for Note 14, 15 and 16 which is September 12, 2006

      MEMBER OF:  AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                  NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders Digital Descriptor Systems, Inc.

We have audited the related statements of operations, shareholders' impairment and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Bridgewater, New Jersey
March 25, 2005
  Except for Note 13, dated April 10, 2006

Digital Descriptor Systems, Inc. and Subsidiary Consolidated Balance Sheet December 31, 2005

                 Digital Descriptor Systems, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2005
                                   As Restated

Current Assets                                                            As Restated
   Cash                                                                  $    295,811
   Accounts receivable, less allowance for uncollectible accounts
     of $53,084                                                               611,423
   Inventory                                                                  414,151
   Prepaid Expenses                                                             4,266
                                                                         ------------

       Total Current Assets                                                 1,325,651

Property and Equipment, net                                                   382,049
                                                                         ------------

Other Assets
   Security deposit                                                             1,730
   Goodwill                                                                 4,054,998
   Intangible assets                                                          183,473
   Deferred financing costs, net                                              264,438
                                                                         ------------

       Total Other Assets                                                   4,504,639

       Total Assets                                                         6,212,339
                                                                         ============

Current Liabilities
   Accounts payable                                                           224,997
   Accrued expenses                                                           342,923
   Accrued Payroll and related expenses                                        38,269
   Accrued interest                                                         1,168,429
   Deferred income                                                            205,463
   Convertible debentures, net of debt discounts                            2,881,888
   Derivative Liability                                                     6,559,068
                                                                         ------------

       Total Current Liabilities                                           11,421,037

Long Term Liabilities
   Note Payable                                                             3,500,000
   Convertible debentures, net of debt discounts                            1,637,779
                                                                         ------------

       Total Long Term Liabilities                                          5,137,779

          Total Liabilities                                                16,558,816

Shareholders' Impairment
   Preferred stock, $.001 par value: authorized shares - 1,000,000;
     issued and outstanding shares - none
   Common stock, $.001 par value: authorized shares - 9,999,000,000;
     issued and outstanding shares -  3,267,568,040                         3,267,568
   Additional paid-in capital                                              13,530,761
   Accumulated deficit                                                    (27,144,806)
                                                                         ------------

       Total Shareholders' Impairment                                     (10,346,477)
                                                                         ------------

       Total Liabilities and Shareholders' Impairment                    $  6,212,339
                                                                         ============

The accompanying notes are an integral part of these consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2005 and 2004
                                   As Restated

                                                           --------------------------------
                                                                2005               2004
                                                                              -------------
                                                            As restated
                                                           --------------------------------
Revenues
   Software                                                $      30,326             43,839
   Hardware                                                        5,798            112,272
   Maintenance                                                   256,771            253,361
   CGM-AST Revenue/other                                       3,042,736              2,580
                                                                              -------------

Total revenue                                                  3,335,631            412,052
   Cost of revenues                                            1,108,904             44,782
                                                           -------------      -------------

Gross Profit                                                   2,226,727            367,270

Operating Expenses
   General and administrative                                  2,208,216            407,642
   Sales and marketing                                           132,172             65,014
   Research and development                                      106,505             21,759
                                                           --------------------------------

Total Operating Expenses                                       2,446,893            494,415

Other Income and (Expenses)
   Interest                                                   (1,826,962)          (326,853)
   Amortization of deferred financing cost                      (151,815)          (354,870)
   Amortization of debt discount                              (1,714,394)          (730,830)
   Change in fair market value of derivative liability           138,672           (426,507)
   Other income and expenses, net                               (174,356)           (56,127)

                                                                              -------------
Total Other Income and (Expenses)                             (3,728,855         (1,895,187)
                                                           --------------------------------

     Net Loss                                              $  (3,949,021)        (2,022,332)
                                                           ================================

     Net Loss Per Common Share (Basic and Diluted)         $       (0.00)             (0.01)
                                                           ================================

Weighted Average Number of Common Shares Outstanding
     Basic and Diluted                                       756,472,931        167,554,639
                                                           ================================

The accompanying notes are an integral part of these consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
               Consolidated Statements of Shareholders' Impairment
                 For the Years Ended December 31, 2005 and 2004
                                   As Restated

                                                             Common Stock            Additional
                                                    ------------------------------     Paid in       Accumulated    Shareholders'
                                                        Shares           Amount        Capital         Deficit       Impairment
                                                    -------------    -------------  -------------   -------------   -------------
Balance at December 31, 2003                          115,958,423    $     115,958  $  15,780,762   $ (21,173,453)  $  (5,276,733)

   Issuance of common stock for accrued services -     30,000,000           30,000         12,000              --          42,000
     related party

   Issuance of common stock in payment of damages
     related to convertible debentures                 29,757,936           29,758        (17,555)             --          12,203

   Conversion of accrued interest related to
     convertible debentures to common stock            35,000,000           35,000        (24,500)             --          10,500

   Net Loss                                                    --               --             --      (2,022,332)     (2,022,332)
                                                    -------------    -------------  -------------   -------------   -------------

Balance at December 31, 2004                          210,716,359    $     210,716  $  15,750,707   $ (23,195,785)  $  (7,234,362)

   Issuance of common stock for  services -            50,000,000           50,000        (20,000)             --          30,000

   Issuance of common stock in payment of damages
     related to convertible debentures              1,422,224,681        1,422,225     (1,190,151)                        232,074

   Conversion of accrued interest related to
     convertible debentures to common stock         1,584,627,000        1,584,627     (1,544,232)                         40,395

Benificial interest recognized on common stock
  issuances                                                                               534,437                         534,437

   Net Loss, As originally reported                                                                    (2,309,172)     (2,309,172)

                                                    -------------    -------------  -------------   -------------   -------------
Balance at December 31, 2005, as originally
  reported                                          3,267,568,040    $   3,267,568  $  13,530,761   $ (25,504,957)  $  (8,706,628)
                                                    =============    =============  =============   =============   =============

Adjustment, increase in net loss                                                                       (1,639,849)     (1,639,849)
                                                                                                    -------------   -------------

Balance at December 31, 2005, as restated           3,267,568,040     $  3,267,568  $  13,530,761   $ (27,144,806)    (10,346,477)

The accompanying notes are an integral part of these consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2005 and 2004
                                   As Restated

                                                                          2005             2004
                                                                       As Restated
Cash Flows from Operating Activities
   Net loss                                                            $(3,949,021)    $(2,022,332)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities
       Depreciation and amortization                                       174,356              --
       Common stock issued in payment of damages                                          12,20301
       Common stock issued in payment of services                           30,000              --
       Amortization of deferred financing costs                            151,815         354,870
       Amortization of debt discount                                     1,714,394         730,830
       Amortization of Beneficial Interest                                 534,437              --
       Change in Fair Market value of derivatives                         (138,672)        426,507
       Bad debt expense                                                     15,000          21,200

   Changes in operating assets and liabilities
       Accounts receivable                                                (557,894)         46,600
       Inventory                                                           (79,398)             --
       Prepaid expenses, deposits and other assets                          (4,266)         63,600
       Accounts payable                                                     87,415         (77,189)
       Accrued expenses                                                     33,149           3,745
       Accrued interest                                                  1,349,471         337,353
       Deferred Income                                                      16,010        (193,425)

                Net Cash (used in) Operating Activities                $  (623,204)    $  (296,038)

Cash Flows from Investing Activities
       Purchase of equipment                                              (129,630)             --
       Acquisition of Business Assets                                   (1,500,000)             --

          Net Cash (used in) Investing Activities                      $(1,629,630)    $        --

Cash Flows from Financing Activities
    Proceeds from the issuance of convertible debentures, net costs             --       3,324,307
    Due to officers and directors                                               --             210
    Payment of convertible debentures                                     (531,691)             --
                                                                                       -----------

Net Cash provided by (used in) Financing Activities                    $  (531,691)    $ 3,324,517

Net Increase (Decrease) in Cash                                         (2,784,525)      3,028,479
Cash at Beginning of Year                                                3,080,336          51,857
                                                                                       -----------

Cash at End of Year                                                    $   295,811     $ 3,080,336
                                                                       ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                 Digital Descriptor Systems, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2005 and 2004
                                   As Restated

                                                                        December 31,
                                                                  ------------------------
                                                                     2005          2004
                                                                  ----------    ----------
Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for

     Interest                                                     $       --    $       --
                                                                  ----------    ----------

     Income taxes                                                 $       --    $    2,546
                                                                  ----------    ----------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

    Debt discount relating to the issuance of warrants and the
    beneficial conversion features of convertible debt            $   97,402    $1,880,110
                                                                  ----------    ----------

    Conversion of amounts due to related parties                  $       --    $   42,000
                                                                  ----------    ----------

    Conversion of debentures into common stock                    $       --    $       --
                                                                  ----------    ----------

    Conversion of damages related to convertible
    debentures into common stock                                  $       --    $   12,203
                                                                  ----------    ----------

    Accrued Interest converted into debt                          $  643,340    $       --
                                                                  ----------    ----------

    Conversion of accrued interest                                $  251,915    $   10,500
                                                                  ----------    ----------

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for doubtful accounts was $53,084 in 2005 and was $38,084 in 2004.

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

We recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $4,992 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $59,407 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $388,800 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $59,430 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $79,190 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $92,225 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $47,850 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $68,250 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $326,733 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $72,572 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $72,527 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $2,519,300 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company's balance sheet and is being adjusted to fair market value each reporting period with the change being reported as "other income and expenses" in the statement of operations.

In 2005 the company converted $643,340 of accrued interest into convertible debentures. $97,402 was recorded as debt discount. In March 2005, $513,431 was repaid on convertible debentures.

Note 5 - Deferred Financing Costs

Deferred financing cost represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. In 2005 amortization expense of $151,815 was recognized and the net financing cost at December 31, 2005 was $264,438 and respectively at December 31, 2004 amortization expense of $354,870 was recognized and the net financing cost December 31, 2004 was $416,253.

Note 6 - Income Taxes

At December 31, 2005 , the Company had federal net operating loss carryforwards of approximately $27,144,806 to offset future federal taxable income expiring in various years through 2025. The Company also has state net operating loss carryforwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

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

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2005       2004
                                                            -----      -----
      Tax provision at the U. S. Federal Statutory rate        34%        34%
      Valuation allowance                                     (34)%      (34)%
                                                            -----      -----
      Effective tax rates                                      --%        --
                                                            =====      =====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2005 follows:

      Deferred tax asset
      Net approximate operating loss carryforwards            $ 5,748,727
         Bad debt reserves                                             --
                                                              -----------
      Deferred tax assets                                       5,748,727
      Valuation allowance                                      (5,748,727)
                                                              -----------
         Net deferred tax asset                               $        --

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

The following is a summary of option activity under all plans:

                                                                                                                   Weighted
                                                             1996                                 Total             Average
                                                           Director                             Number of          Exercise
                                        1994 Plan            Plan           Nonqualified         Options             Price
                                      ------------       ------------       ------------       ------------       ------------
Outstanding at December 31, 2001           918,500             26,312            681,000          1,625,812       $.10 - $3.30
Granted                                         --                 --                 --                 --                 --
Expired                                   (693,000)                --           (150,000)          (843,000)       $.10 - $.63
                                      ------------       ------------       ------------       ------------       ------------

Outstanding at December 31, 2002           225,500             26,312            531,000            782,812       $.10 - $3.30
Granted                                         --                 --                 --                 --                 --
Expired                                   (192,500)           (26,312)          (531,000)          (749,812)      $.10 - $3.30
                                      ------------       ------------       ------------       ------------       ------------

Outstanding at December 31, 2004            33,000                 --                 --             33,000       $.10 - $.365
                                      ============       ============       ============       ============       ============

Outstanding at December 31, 2005            33,000                                                   33,000       $.10 -  .365
                                       ===========       ============       ============       ============       ============

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

Note 10 - Related Parties

A Director of the Company provided consulting services during 2005 and 2004 that amounted to $4,000 and $53,000, respectively. As of December 31, 2005, the Company owes this Director $0.

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

Note 13 - Restatement , 2004 and 2003

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

                                                                December 31, 2003

                                                           As Reported      As Restated
                                                          -----------------------------
      Debt discount and deferred financing costs, net     $    300,430     $    300,430
      Total Assets                                             553,946          553,946
      Accumulated deficit                                  (20,348,961)     (21,173,453)
      Total Liabilities and Shareholders Impairment            553,946          553,946

      Interest and amortization of deferred debt costs         911,929        2,770,123
      Total Expenses                                         1,957,507        4,686,884
      Net Loss                                              (1,306,857)      (3,165,051)

      Net loss per share                                          (.01)            (.03)

                                                                December 31, 2004

                                                           As Reported      As Restated
                                                          -----------------------------
      Debt discount and deferred financing costs, net     $    422,946          416,253
      Total Assets                                           3,573,541        3,566,848
      Accumulated deficit                                  (23,062,433)     (23,195,785)
      Total Liabilities and Shareholders Impairment          3,573,541        3,566,848

      Interest and amortization of deferred debt costs       2,530,210        1,839,060
      Total Expenses                                         3,125,534        1,895,187
      Net Loss                                              (2,713,482)      (2,022,332)

      Net loss per share                                          (.02)            (.01)

Note 14 - Restatement 2005

The company is filing this amendment to restate the year ended December 31, 2005 financial statements. These changes have been made to the financial statements. The company is increasing its (net loss) by ($1,639,849). The company originally did not amortize the debt discount correctly which has now been corrected. This adjustment was for $1,285,828. Additionally the company corrected a misposting in its books of $354,021 from change in accrued interest to interest expense. These errors were found through the company's internal controls and procedures.

                                                    As Reported     As Restated
                                                    ---------------------------

Total Assets                                          6,212,339       6,212,339
Accrued Interest                                        814,408       1,168,429
Convertible debenture, net of debt discount           1,727,210       2,881,888
Total Current Liabilites                              9,912,338      11,421.037
Long Term
Convertible debenture, net of debt discount           1,506,629       1,637,779
Total Liabilities                                    14,918,967      16,558,816

Accumulated deficit                                 (25,504,957)    (27,144,806)
Total Shareholders Impairment                        (8,706,628)    (10,346,477)
Total Liabilities and Shareholders Impairment         6,212,339       6,212,339

Interest                                             (1,472,941)     (1,826,962)
Amortization of debt discount                          (428,566)     (1,714,394)
Total Other Income and (Expenses)                    (2,089,006)     (3,728,855)
Net Loss                                             (2,309,172)     (3,949,021)

Net loss per share                                         (.00)           (.00)

Note 15 - Restatement 2004 -Year-End and Quarterly

We have restated the Financial Statements for the fiscal year ended December 31, 2004 and each of the 2004 quarter as a result of changes made to the amortization period for the intrinsic value of the beneficial conversion feature of notes payable, as discussed further in Note 4. Also, Note 4 has been expanded to more fully describe the terms and conditions of these convertible debentures.

The intrinsic value of the beneficial conversion feature of the notes was previously recorded as interest expense of $1,869,179 during 2004. This amount has been reclassified as a debt discount and is being amortized over the life of the notes. $128,056 of this amount was then expensed in 2004.

The impact of this adjustment on the financial statement as originally reported is summarized below:

      -----------------------------------------------------------------------------------
                                                                December 31, 2004

                                                           As Reported      As Restated
                                                          -----------------------------
      Debt discount and deferred financing costs, net     $    422,946          416,253
      Total Assets                                           3,573,541        3,566,848
      Accumulated deficit                                  (23,062,433)     (23,195,785)
      Total Liabilities and Shareholders Impairment          3,573,541        3,566,848

      Interest and amortization of deferred debt costs       2,530,210        1,839,060
      Total Expenses                                         3,125,534        1,895,187
      Net Loss                                              (2,713,482)      (2,022,332)

      Net loss per share                                          (.02)            (.01)
      -----------------------------------------------------------------------------------

For the quarter ending March 31, 2004 the intrinsic value of the beneficial conversion feature of the notes was previously recorded as interest expense of $643,975 . This amount has been reclassified as a debt discount and is being amortized over the life of the notes. $108,878 of this amount was then expensed for the three months ended March 31, 2004.

The impact of this adjustment on the financial statement as originally reported is summarized below:

      -----------------------------------------------------------------------------------
                                                                  March 31, 2004

                                                           As Reported      As Restated
                                                          -----------------------------
      Debt discount and deferred financing costs, net     $    212,006     $     50,476
      Total Assets                                             409,662          248,132
      Accumulated deficit                                  (20,601,297)     (23,162,972)
      Total Liabilities and Shareholders Impairment            409,662          248,132

      Interest and amortization of deferred debt costs         211,445          203,523
      Change in Fair Market Value of Derivative Liability           --        1,745,105
      Total Expenses                                           350,490        2,087,673
      Net Loss                                                (252,336)      (1,989,519)

      Net loss per share                                          (.00)            (.00)
      -----------------------------------------------------------------------------------

For the quarter ending June 30, 2004 the intrinsic value of the beneficial conversion feature of the notes was previously recorded as interest expense of $817,610. This amount has been reclassified as a debt discount and is being amortized over the life of the notes. $154,116 of this amount was then expensed in for the three months ended June 30 2004.

The impact of this adjustment on the financial statement as originally reported is summarized below:

      --------------------------------------------------------------------------------------
                                                                     June 30, 2004

                                                              As Reported      As Restated
                                                             -----------------------------
      Debt discount and deferred financing costs, net        $    380,169     $     78,162
      Total Assets                                                650,872          348,865
      Accumulated deficit                                     (20,891,442)     (29,109,628)
      Total Liabilities and Shareholders Impairment               650,872          348,865

      Interest and amortization of deferred debt costs            210,090          264,580
      Change in Fair Market Value of Derivative Liability              --        3,612,502
      Total Expenses                                              364,216        6,118,881
      Net Loss                                                   (290,145)      (5,946,656)

      Net loss per share                                             (.00)            (.00)
      --------------------------------------------------------------------------------------

For the quarter ending September 30, 2004 the intrinsic value of the beneficial conversion feature of the notes was previously recorded as interest expense of $636,182. This amount has been reclassified as a debt discount and is being amortized over the life of the notes. $181,428 of this amount was then expensed in for the three months ended September 30 2004.

The impact of this adjustment on the financial statement as originally reported is summarized below:

      --------------------------------------------------------------------------------------
                                                                   September 30, 2004

                                                              As Reported      As Restated
                                                             -----------------------------
      Debt discount and deferred financing costs, net        $    279,610     $     56,802
      Total Assets                                                460,550          237,742
      Accumulated deficit                                     (21,065,673)     (22,539,211)
      Total Liabilities and Shareholders Impairment               460,550          237,742

      Interest and amortization of deferred debt costs            173,259          290,508
      Change in Fair Market Value of Derivative Liability              --       (5,581,572)
      Total Expenses                                              247,329       (5,390,253)
      Net Income (Loss)                                          (174,231)       6,570,417

      Net Income(Loss)per share                                      (.00)             .04
      --------------------------------------------------------------------------------------

Note 16 - Restatement 2005 -Quarterly

For the quarter ending March 31, 2005 the intrinsic value of the beneficial conversion feature of the notes was previously recorded as interest expense of $2,428,319 . This amount has been reclassified as a debt discount and is being amortized over the life of the notes. $440,755 of this amount was then expensed for the three months ended March 31, 2005.

The impact of this adjustment on the financial statement as originally reported is summarized below:

      --------------------------------------------------------------------------------------
                                                                     March 31, 2005

                                                              As Reported      As Restated
                                                             -----------------------------
      Debt discount and deferred financing costs, net        $    889,544     $    376,113
      Total Assets                                              6,899,025        6,385,594
      Accumulated deficit                                     (21,964,299)     (24,947,486)
      Total Liabilities and Shareholders Impairment             6,899,025        6,385,594

      Interest and amortization of deferred debt costs            457,531          935,511
      Change in Fair Market Value of Derivative Liability              --          630,702
      Total Expenses                                              747,192        1,855,874
      Net Loss                                                   (643,019)      (1,751,701)

      Net loss per Share                                             (.00)            (.00)
      --------------------------------------------------------------------------------------

For the quarter ending June 30, 2005 the intrinsic value of the beneficial conversion feature of the notes was previously recorded as interest expense of $1,825,345. This amount has been reclassified as a debt discount and is being amortized over the life of the notes. $602,975 of this amount was then expensed in for the three months ended June 30 2005.

The impact of this adjustment on the financial statement as originally reported is summarized below:

      --------------------------------------------------------------------------------------
                                                                      June 30, 2005

                                                              As Reported      As Restated
                                                             -----------------------------
      Debt discount and deferred financing costs, net        $    809,533     $    338,888
      Total Assets                                              6,599,160        6,128,515
      Accumulated deficit                                     (22,615,854)     (26,755,606)
      Total Liabilities and Shareholders Impairment             6,599,160        6,128,515

      Interest and amortization of deferred debt costs            437,433          901,701
      Change in Fair Market Value of Derivative Liability              --          655,070
      Total Expenses                                            1,097,610        2,500,925
      Net Loss                                                   (651,557)      (1,808,120)

      Net loss per Share                                             (.00)            (.00)
      --------------------------------------------------------------------------------------

For the quarter ending September 30, 2005 the intrinsic value of the beneficial conversion feature of the notes was previously recorded as interest expense of $1,469,594. This amount has been reclassified as a debt discount and is being amortized over the life of the notes. $355,752 of this amount was then expensed in for the three months ended September 30 2005.

The impact of this adjustment on the financial statement as originally reported is summarized below:

      --------------------------------------------------------------------------------------
                                                                   September 30, 2005

                                                              As Reported      As Restated
                                                             -----------------------------
      Debt discount and deferred financing costs, net        $    729,522     $    301,663
      Total Assets                                              6,764,112        6,336,253
      Accumulated deficit                                     (23,060,364)     (26,111,344)
      Total Liabilities and Shareholders Impairment             6,764,112        6,336,253

      Interest and amortization of deferred debt costs            539,566          362,935
      Change in Fair Market Value of Derivative Liability              --       (1,311,762)
      Total (Income)Expenses                                    1,242,794         (685,470)
      Net Income(Loss)                                           (444,509)         644,262

      Net loss per Share                                             (.00)            (.00)
      --------------------------------------------------------------------------------------