Form 10KSB/A
period 2005-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-09-26
CIK 927454

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

                                               Common Stock
                                                Bid Price
                                                ---------

      Calendar Year 2003                     Low             High
      ------------------
      First Quarter                   $     0.0003       $     0.0032
      Second Quarter                  $     0.0004       $     0.005
      Third Quarter                   $     0.001        $     0.0026
      Fourth Quarter                  $     0.0001       $     0.002

      Calendar Year 2004
      First Quarter                   $     0.0010       $     0.0055
      Second Quarter                  $     0.0015       $     0.0085
      Third Quarter                   $     0.0004       $     0.0027
      Fourth Quarter                  $     0.0004       $     0.0009

      Calendar Year 2005
      First Quarter                   $     0.0004       $     0.0026
      Second Quarter                  $     0.0011       $     0.0005
      Third Quarter                   $     0.0036       $     0.0001
      Fourth Quarter                  $     0.0009       $     0.0001

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


                                     Digital Descriptor Systems, Inc.


                                     By: /s/ Anthony Shupin
                                        ----------------------------------------
                                        Anthony Shupin, Chairman, President, and
                                        Chief Executive Officer

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

As more fully described in Notes 12 and 13, subsequent to the issuance of the Company's 2004 financial statements and our reports there on dated March 15, 2005 and July 15, 2005, the amortizations period and the classification of the debt discounts associated with the beneficial conversion features of our convertible debentures have been changed. In our original report we expressed an unqualified opinion on the 2004 financial statements and our opinion on the revised statements, as expressed here in, remains the same.

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

The impact of this adjustment on the financial statement as originally reported is summarized below:

--------------------------------------------------------------------------------
                                                          December 31, 2004

                                                     As Reported    As Restated
                                                    ---------------------------
Debt discount and deferred financing costs, net     $    422,946        416,253
Total Assets                                           3,573,541      3,566,848
Accumulated deficit                                  (23,062,433)   (23,195,785)
Total Liabilities and Shareholders Impairment          3,573,541      3,566,848

Interest and amortization of deferred debt costs       2,530,210      1,839,060
Total Expenses                                         3,125,534      1,895,187
Net Loss                                              (2,713,482)    (2,022,332)

Net loss per share                                          (.02)          (.01)
--------------------------------------------------------------------------------

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

The impact of this adjustment on the financial statement as originally reported is summarized below:

--------------------------------------------------------------------------------
                                                            March 31, 2004

                                                     As Reported    As Restated
                                                    ---------------------------
Debt discount and deferred financing costs, net     $    212,006   $     50,476
Total Assets                                             409,662        248,132
Accumulated deficit                                  (20,601,297)   (23,162,972)
Total Liabilities and Shareholders Impairment            409,662        248,132

Interest and amortization of deferred debt costs         211,445        203,523
Change in Fair Market Value of Derivative Liability           --      1,745,105
Total Expenses                                           350,490      2,087,673
Net Loss                                                (252,336)    (1,989,519)

Net loss per share                                          (.00)          (.00)
--------------------------------------------------------------------------------


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

The impact of this adjustment on the financial statement as originally reported is summarized below:

--------------------------------------------------------------------------------
                                                           June 30, 2004

                                                     As Reported    As Restated
                                                    ---------------------------
Debt discount and deferred financing costs, net     $    380,169   $     78,162
Total Assets                                             650,872        348,865
Accumulated deficit                                  (20,891,442)   (29,109,628)
Total Liabilities and Shareholders Impairment            650,872        348,865

Interest and amortization of deferred debt costs         210,090        264,580
Change in Fair Market Value of Derivative Liability           --      3,612,502
Total Expenses                                           364,216      6,118,881
Net Loss                                                (290,145)    (5,946,656)

Net loss per share                                          (.00)          (.00)
--------------------------------------------------------------------------------

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

The impact of this adjustment on the financial statement as originally reported is summarized below:

--------------------------------------------------------------------------------
                                                          September 30, 2004

                                                     As Reported    As Restated
                                                    ---------------------------
Debt discount and deferred financing costs, net     $    279,610   $     56,802
Total Assets                                             460,550        237,742
Accumulated deficit                                  (21,065,673)   (22,539,211)
Total Liabilities and Shareholders Impairment            460,550        237,742

Interest and amortization of deferred debt costs         173,259        290,508
Change in Fair Market Value of Derivative Liability           --     (5,581,572)
Total Expenses                                           247,329     (5,390,253)
Net Income (Loss)                                       (174,231)     6,570,417

Net Income(Loss)per share                                   (.00)           .04
--------------------------------------------------------------------------------

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

The impact of this adjustment on the financial statement as originally reported is summarized below:

--------------------------------------------------------------------------------
                                                            March 31, 2005

                                                     As Reported    As Restated
                                                    ---------------------------
Debt discount and deferred financing costs, net     $    889,544   $    376,113
Total Assets                                           6,899,025      6,385,594
Accumulated deficit                                  (21,964,299)   (24,947,486)
Total Liabilities and Shareholders Impairment          6,899,025      6,385,594

Interest and amortization of deferred debt costs         457,531        935,511
Change in Fair Market Value of Derivative Liability           --        630,702
Total Expenses                                           747,192      1,855,874
Net Loss                                                (643,019)    (1,751,701)

Net loss per Share                                          (.00)          (.00)
--------------------------------------------------------------------------------

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

The impact of this adjustment on the financial statement as originally reported is summarized below:

--------------------------------------------------------------------------------
                                                            June 30, 2005

                                                      As Reported   As Restated
                                                     --------------------------
Debt discount and deferred financing costs, net      $    809,533  $    338,888
Total Assets                                            6,599,160     6,128,515
Accumulated deficit                                   (22,615,854)  (26,755,606)
Total Liabilities and Shareholders Impairment           6,599,160     6,128,515

Interest and amortization of deferred debt costs          437,433       901,701
Change in Fair Market Value of Derivative Liability            --       655,070
Total Expenses                                          1,097,610     2,500,925
Net Loss                                                 (651,557)   (1,808,120)

Net loss per Share                                           (.00)         (.00)
--------------------------------------------------------------------------------

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

The impact of this adjustment on the financial statement as originally reported is summarized below:

--------------------------------------------------------------------------------
                                                           September 30, 2005

                                                     As Reported    As Restated
                                                    ---------------------------
Debt discount and deferred financing costs, net     $    729,522   $    301,663
Total Assets                                           6,764,112      6,336,253
Accumulated deficit                                  (23,060,364)   (26,111,344)
Total Liabilities and Shareholders Impairment          6,764,112      6,336,253

Interest and amortization of deferred debt costs         539,566        362,935
Change in Fair Market Value of Derivative Liability           --     (1,311,762)
Total (Income)Expenses                                 1,242,794       (685,470)
Net Income(Loss)                                        (444,509)       644,262

Net loss per Share                                          (.00)          (.00)
--------------------------------------------------------------------------------