Form 10QSB
period 2006-09-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2006-11-15
CIK 927454

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2006
$.001 par value	9,568,806,013 Shares

Transitional Small Business Disclosure Format Yes |_| No |X|

Digital Descriptor Systems, Inc. and Subsidiary
Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2006 and 2005 (Restated)
(Unaudited)

Condensed Consolidated Unaudited Financial Statements:

Condensed Consolidated Statements of Operations for the Nine and
Three Months Ended September 30, 2006 and September 30, 2005 (restated)
Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2006 and September 30, 2005 (restated)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Digital Descriptor Systems, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
September 30
2006

Current Assets

Cash and cash equivalents	$182,007
Accounts receivable, less allowance of $75,584	882,091
Inventory	601,598
Prepaid expenses	6,625

Total Current Assets	1,672,321

Property and equipment, net of
accumulated depreciation	339,769

Other Assets
Deposits	1,730
Goodwill	4,054,998
Intangible assets, net of
accumulated amortization of	172,097
Deferred financing costs, net	164,272

Total Assets	$6,405,187

LIABILITIES AND STOCKHOLDERS' (IMPAIRMENT)

Current Liabilities
Accounts payable	$299,733
Accrued expenses	355,866
Accrued payroll expenses	34,537
Accrued interest	1,330,448
Deferred income	196,290
Convertible debentures current	3,826,624
Derivative liabilities	7,851,689

Total Current Liabilities	13,895,187

Note payable	3,500,000
Convertible debentures	1,653,127

Total Liabilities	19,048,314

Shareholders' deficit
Preferred stock, $.001 par value
1,000,000 shares authorized, -0- issued and outstanding	-0-
Common stock, par value $.001; authorized 9,999,000,000 shares;
9,568,806,218 issued and outstanding	9,568,806
Additional paid-in capital	9,146,597
Accumulated deficit	(31,358,530)

Total Shareholders' (Impairment)	(12,643,127)

Total Liabilities and Shareholders' (Impairment)	$6,405,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (RESTATED)
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	30-Sep-06	30-Sep-05	30-Sep-06	30-Sep-05
		(Restated)		(Restated)
INCOME
Net Sales	$1,300,203	$1,118,922	$3,404,896	$2,143,310
Cost of Revenue	291,038	296,024	918,918	788,185

Gross Profit	1,009,165	822,898	2,485,978	1,355,125

OPERATING EXPENSES
General and administrative	591,711	635,911	1,687,637	1,411,364
Sales and marketing	89,472	22,903	307,521	101,973
Research	29,143	25,725	82,797	77,331

Total Operating Expenses	710,326	684,539	2,077,955	1,590,668

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	298,839	138,359	408,023	(235,543)

OTHER (EXPENSE)
Interest	(246,042)	(369,570)	(2,180,547)	(1,122,913)
Amortization of deferred financing cost	(30,320)	(37,225)	(100,166)	(114,590)
Amortization of debt discount	(323,029)	(355,752)	(969,087)	(1,399,482)
Change in fair market value of derivative liability	36,539	1,311,782	(1,292,617)	25,991
Depreciation and Amortization	(27,114)	(18,699)	(68,720)	(43,629)
Other income and expenses	(664)	0	(10,611)	0

Total Other Income (Expense)	(590,630)	530,536	(4,621,748)	(2,654,623)

Income (Loss) before provision for income taxes	(291,791)	668,895	(4,213,725)	(2,890,166)

Provision for income taxes	0	24,613	.0.	25,393

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(291,791)	$644,282	(4,213,725)	$(2,915,559)

NET INCOME(LOSS) PER BASIC AND DILUTED SHARES	(0)	0	(0)	(0)

Weighted average shares of common stock
Outstanding, basic and diluted	9,500,865,354	771,728,982	7,092,272,425	478,591,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 2006 AND 2005 (RESTATED)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
Net (loss)	$(4,213,724)	(2,915,559)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:

Depreciation and amortization	53,656	59,116
Stock issued for services	0	30,000
Amortization of deferred financing costs and debt discounts related to the beneficial conversion feature of debentures
Amortization of deferred financing cost	100,166	114,590
Amortization of debt discount	960,087	1,399,482
Amortization of benefical interest	1,917,074	365,725
Change in fair market value of derivatives	1,292,617	(25,991)
Bad debt expense

Changes in operating assets and liabilities:
(Increase) in inventory	(187,447)	(19,862)
(Increase) Accounts receivable	(270,668)	(561,511)
(Increase) Prepaid expense, deposits and other assets	(2,359)	(4,300)
Accounts payable	74,736	189,376
(Decrease) Increase Accured expenses	9,212	452
Accured interest	162,019	748,213
(Decrease) Deferred Income	(9,173)	(9,250)

Net cash (used in) operating activities	(113,804)	(629,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets		(104,512)
Purchase assets from CGM Security Solutions		(1,500,000)

Net cash (used in) investing activities		(1,604,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs		(502,041)
Due to officer and director		(13,830)

Net cash (used in) financing activities		(515,871)

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	$(113,804)	$(2,749,902)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	295,811	3,080,336

CASH AND CASH EQUIVALENTS - END OF PERIOD	$182,007	$330,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

Note 1 - Organization and Basis of Presentation

The unaudited interim financial information included has been prepared by Digital Descriptor Systems, Inc (the “Company”) without audit, pursuant to the rules and regulations of the Security and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the operations for the periods presented.

Note 2 - Description of Business

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

Note 3 - Summary of Significant Accounting Policies

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

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectibility is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $196,290 and $205,463, respectively, for the Nine Months ended September 30, 2006 and 2005. Revenue allocable to other services is recognized as the services are provided.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $ 82,797 and $ 77,331, respectively, for the Nine Months ended September 30, 2006 and 2005.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of depreciation was $ 882,991 and $ 630,040, respectively, for the Nine Months ended September 30, 2006 and 2005.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for doubtful accounts was $75,584 and 45,584, respectively, for the Nine Months ended September 30, 2006 and 2005.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

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

Reclassification
Certain amounts at September 30, 2005 have been reclassified to conform to the presentation of the September 30, 2006 amounts.

Note 4 - Impact of Recent Accounting Pronouncements

In December of 2004 the FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees as provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. The revisions of this statement did not have a material impact upon the Company's condensed consolidated financial statements.
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
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

Note 5 - Convertible Debentures

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
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

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
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

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
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

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
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

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
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

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
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

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

Note 6 - Deferred Financing Costs

Deferred financing costs represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. The net financing costs were $164,272 and $301,663 for the Nine Months ended September 30, 2006 and 2005, respectively.

Note 7 - Commitments and Contingencies

Operating Lease
The Company rents office facilities under a rental agreement that is automatically renewable every four months. The most recent renewal period will expire on December 31, 2006.

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
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

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

The following is a summary of option activity under all plans:
	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2005	33,000	--	--	33,000	$.10 - $.365
Outstanding at September 30, 2006	33,000			33,000	$.10-.365

Net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 would result in the same amounts reported.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

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

Note 10 - Related Parties

A Director of the Company provided consulting services during 2006 and 2005 that amounted to $0 and $4,000 respectively. As of September 30, 2006, the Company owes this Director $0.

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

The principal amount of the Note is subject to adjustment based upon the average of (i) the gross revenues of CGM for the fiscal year ending December 31, 2007 and (ii) an independent valuation of CGM Sub based upon the consolidated audited consolidated financial statements of the Company and CGM Sub for the fiscal years ending December 31, 2006 and 2007. In addition, the Company has granted CGM a secondary security interest in substantially all of its assets and intellectual property.

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

Note 12 - Restatement

We have restated the condensed consolidated financial statements for the Nine Months ended September 30, 2005. Based upon the guidance in SFAS133 and EITF00-19, the Company concluded that the conversion features of it convertible debentures were required to be accounted for as derivatives. The imbedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change.

The impact on the condensed consolidated financial statements is summarized below.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005 (Restated)

	September 30, 2005
	As Reported	As Restated
Debt discount and deferred financing costs, net	$729,522	301,663
Total Assets	6,764,112	6,336,253
Accumulated deficit	(23,060,364)	(26,111,344)

Total Liabilities and Shareholders Deficit	6,764,112	6,336,253

Interest and amortization of deferred debt costs	539,566	362,935
Change in Fair Market Value of Derivative Liability	--	(1,311,762)
Total Other (Income) Expenses	1,242,794	(685,470)
Net Income (Loss)	(444,509)	644,262

Net loss per share	(.00)	(.01)

Note 13 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the Nine Months ended September 30, 2006 and 2005. These factors raise substantial doubt about its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues for the three months ended September 30, 2006 were $1,300,203 compared to $1,118,922 for the three months ended September 30, 2005 (restated), an increase of $181,281 or 16%. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM generates its revenue through the manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products. The increase in DDSI's revenue is attributed to the purchase of CGM Applied Security Technology, Inc in March, 2005 and an increase in its revenue for the comparable three month period.

Cost of revenue for the three months ended September 30, 2006 was $291,038 compared to $296,024 for the three months ended September 30, 2005 (restated), a (decrease) of ($4,986) or (2%). The decrease was attributable more efficient purchasing procedures of raw material and more efficient production procedures put into place. Cost of revenue sold as a percentage of revenue for the three months ended September 30, 2006 was 22% of total revenues.

Operating expenses for the three months ended September 30, 2006 were $710,326 compared to $684,539 for the three months ended September 30, 2005 (restated), an increase of $25,787 or 4%. This increase was mainly attributable to management’s controls over spending.

General and Administrative expenses for the three months ended September 30, 2006 were $591,711 compared $635,911 for the three months ended September 30, 2005 (restated) for an (decrease) of ($44,200) or (7%). This decrease was mainly attributable management’s controls over spending and new accounting policies to reclass some expenses into sales and marketing.

Sales and Marketing expenses for the three months ended September 30, 2006 were $89,472 compared $22,903 for the three months ended September 30, 2005 (restated) for an increase of $66,569 or 291%. This increase was mainly attributable to the company increasing its advertising budget due to the purchase of CGM Applied Security Technologies, Inc, increase in presence at trade events which in turn increased travel expenses, and instituting a commission program for sales personal and the reclassification of some expense from general and administrative.

Research and development expenses for the three months ended September 30, 2006 were $29,143 compared to $25,725 for the three months ended September 30, 2005 (restated) for an increase of $3,418 or 13%. This increase was due in part to upgrades necessary to keep current.

DDSI had a net (loss) for the three months ended September 30, 2006 of $(291,791) and a net income for the three months ended September 30, 2005 (restated) of $644,282. This is an increase in net (loss) of $ ($936,073) or (145%). This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivative according to the guidance of SFAS133 and EITF00-19.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues for the Nine Months ended September 30, 2006 of $3,404,896 compared to $2,143,310 for the Nine Months ended September 30, 2005 (restated), an increase of $1,261,586 or 59%. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. . CGM generates its revenue through the manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products. The increase in DDSI's revenue is attributed to the purchase of CGM Applied Security Technology, Inc in March, 2005.

Cost of revenue for the Nine Months ended September 30, 2006 was $918,918 compared to $788,185 for the Nine Months ended September 30, 2005 (restated), an increase of ($130,733) or 17%. The increase was attributable to increased sales and an increase in the cost of raw materials. Cost of revenue sold as a percentage of revenue for the Nine Months ended September 30, 2006 was 27% of total revenues.

Operating expenses for the Nine Months ended September 30, 2006 was $2,077,955 compared to $1,590,668 for the Nine Months ended September 30, 2005 (restated), an increase of $487,287 or 30%. This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

General and Administrative expenses for the Nine Months ended September 30, 2006 were $1,687,637 compared $1,411,364 for the Nine Months ended September 30, 2005 (restated) for an increase of $276,273 or 20%. This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

Sales and Marketing expenses for the Nine Months ended September 30, 2006 were $307,521 compared $101,973 for the Nine Months ended September 30, 2005 (restated) for an increase of $205,548 or 201%. This increase was mainly attributable to the company increasing its advertising budget due to the purchase of CGM Applied Security Technologies, Inc.

Research and development expenses for the Nine Months ended September 30, 2006 were $82,797 compared to $77,331 for the Nine Months ended September 30, 2005 (restated) for an increase of $5,466 or 7%. This increase was due in part to upgrades necessary to keep current.

The net (loss) for DDSI increased (1,298,166) or 45% for the Nine Months ended September 30, 2006 to $(4,213,725) from $(2,915,559) for the Nine Months ended September 30, 2005 (restated). This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivatives according to the guidance of SFAS133 and EITF00-..

Net cash (used in) operating activities for the Nine Months ended September 30, 2006 and the Nine Months ended September 30, 2005 (restated) was $(113,804) and ($629,519), respectively. The decrease in cash (used in) operating activities for the Nine Months ended September 30, 2006 was $515,715. This decrease was due in part to less expenditures for infrastructure necessary after the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash (used in) investing activities was ($-0-) and ($1,604,512) for the Nine Months ended September 30, 2006 and September 30, 2005 (restated), respectively. This increase was due in part to the end of expenditures for infrastructure necessary after the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash provided by (used in) financing activities was $(0) and $($515,871) for the Nine Months ended September 30, 2006 and the Nine Months ended September 30, 2005, respectively. This increase was due to repayment of officers for monies owed.

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

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet DDSI's liabilities and commitments as they become payable. DDSI has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if DDSI is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At September 30, 2006, DDSI had assets of $6,405,187 compared to $6,336,253 on September 30, 2005 an increase of $68,934 and shareholder (deficit) of $(31,358,530) on September 30, 2006 compared to shareholder (deficit) of $(26,111,344) on September 30, 2005, an increase of ($5,247,186). This increase in shareholder (deficit) for the Nine Months ended September 30, 2006 resulted from the net loss for the Nine Months ended September 30, 2006.

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

Liquidity and Capital Resources

We had net losses of ($4,213,725) and ($2,915,559) during the Nine Months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, we had a cash balance in the amount of $182,007 and current liabilities of $13,895,187. The total amount of notes payable and debentures is $8,979,751. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $11,000,335 as of September 30, 2006. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	690,136	690,136	0
Accrued interest on loans	1,330,448	1,330,448	0
Note payable	3,500,000	0	3,500,000
Convertible Debentures	5,479,751	3,826,624	1,653,127
Total Contractual Obligations	$11,000,335	$5,847,208	$5,153,127

The Company is currently in default on several of the convertible debentures that are included in current liabilities. Below is a discussion of our sources and (uses) of funds For the Nine Months Ended September 30, 2006 and 2005 (Restated), respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2006 or as of the date of this report.

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

( b) Changes in Internal Controls.

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

DIGITAL DESCRIPTOR SYSTEMS, INC.
(Registrant)

Date: November 14, 2006	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer)
(Chairman)

Date: November 14, 2006	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO
(Director)