Form 10KSB
period 2006-12-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2007-04-02
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934. For the fiscal year ended December 31, 2006.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form10-KSB.

The issuer had revenues of $4,528,533 for the fiscal year ended December 31, 2006.

As of February 1, 2007, 9,568,806,218 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I

10KSB December 31, 2005 Restatement

The company filed an amendment to restate the year ended December 31, 2005 financial statements. The company increased its net loss by $1,639,849 because the company originally did not amortize the debt discount correctly. The adjustment was for $1,285,828. Additionally the company corrected a misposting in its books of $354,021 from change in accrued interest to interest expense. The errors were found through the company's internal controls and procedures.

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

Uses for this product and technology include such items as:

•	Aircraft and truck seals

•	Fiber and Steel drum seals

•	Motor Vehicle inspection seals

•	Box or container closure seals

•	Cash bag components

•	Computer seals

•	Validation devices

•	General security products

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

Industry Trends

It is estimated that losses from cargo theft each year reach 30-50 billion dollars globally and 12 billion dollars in the US, and that these numbers will continue to rise. (L.H. Gray, Facing the Growing Problem of Loss and Theft).

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

Greater Penetration of Existing Customers

In addition to seeking new customers, DDSI has recently established a marketing program to focus on the existing customer, which includes over 1,000 agencies. DDSI believes with addition of the CGM subsidiary that it can now capitalize and generate increased revenues from its existing customers by offering them the products of CGM, many of which can be used in the law enforcement environment.

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

Sales by Geographic Area

During the fiscal year ended December 31, 2006 the percentage of revenues that DDSI received from domestic customers has been approximately 77.3%. Foreign sales for 2006 were $1,027,986.

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

Research and Development

DDSI spent $107,024 and $106,505, respectively for the years ended December 31, 2006 and 2005 on research and development. This amount includes amounts spent on outside sources for assistance with Research & Development projects. None of these costs have been borne directly by our customers.

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

ITEM 2. Description of Property

The Company operates at 2150 Highway 35, Sea Girt, New Jersey on a four-month lease which ends in April 2007. Future minimum lease commitment in connection with this lease is $1,500.

CGM Applied Security Technologies operates from two locations. The administrative offices are located in Somerset, NJ and the production facility is located in Staten Island, NY.

ITEM 3. Legal Proceedings

On October 16, 2003, in the Court of Common Pleas of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76. The liability, net of the security deposit, is included in accrued expenses at December 31, 2006.

ITEM 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters

DDSI's common stock has been quoted on the OTC Bulletin Board since July 7, 1997 under the symbol "DDSI". As of November 4, 1999 DDSI's shares traded on the pink sheets. DDSI returned to trading on the OTC Bulletin Board effective February 23, 2001, but as of June30, 2003 began trading on the pink sheets. The following table sets forth, the high and low bid prices for the common stock for the quarters indicated. As of February 1, 2007 there were approximately 3,200 shareholders of record.

	Common Stock Bid Price
Calendar Year 2003	Low	High
First Quarter	$0.0003	$0.0032
Second Quarter	$0.0004	$0.005
Third Quarter	$0.001	$0.0026
Fourth Quarter	$0.0001	$0.002
Calendar Year 2004
First Quarter	$0.0010	$0.0055
Second Quarter	$0.0015	$0.0085
Third Quarter	$0.0004	$0.0027
Fourth Quarter	$0.0004	$0.0009
Calendar Year 2005
First Quarter	$0.0004	$0.0026
Second Quarter	$0.0011	$0.0005
Third Quarter	$0.0036	$0.0001
Fourth Quarter	$0.0009	$0.0001
Calendar Year 2006
First Quarter	$0.0001	$0.0003
Second Quarter	$0.0001	$0.0002
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

As of February 1, 2007, 9,568,806,218 shares of the issuer's Common Stock were outstanding.

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
•
The short-term objective of DDSI is to increase the market penetration of the product line of its CGM subsidiary as the Company believes this is the area where the greatest revenue growth exists. o Additionally, DDSI plans to execute an acquisition strategy based upon fund availability.

DDSI's long-term objective is as follows:

•
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

DDSI is doing the following in its effort to reach profitability:

•  Cut costs in areas that add the least value to DDSI

•  Concentrate on increasing the sales of the CGM product line.

•  Derive funds through investigating business alliances with other companies.

•  Increase revenues through the introduction of Compu-Capture(R), specifically towards kindergarten through twelfth grades, for the creation of ID cards.

•  Increase revenues through the introduction of a scaled down version of our Compu-Capture(R) product.

•  Acquire and effectively add management support to profitable companies complementary to its broadened target markets.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues for the year ended December 31, 2006 of $4,528,533 increased $1,193,002 or 35.5% from the year ended December 30, 2005. During 2006, Maintenance revenues decreased $6,543 or 2.5% from the year ended December 31, 2005. DDSI generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM generates its revenue through the manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products. The increase in DDSI's revenue is attributed to the purchase of CGM Applied Security Technology, Inc in March, 2005 and an increase in its revenue for the comparable twelve month period.

Cost of revenue for the year ended December 31, 2006 was $1,298,970, an increase of $190,066 or 17% from the prior year. Cost of revenue sold as a percentage of revenue for the year ended December 31, 2006 was 28% of total revenues, versus 33% the year earlier. The decrease was attributable to increased sales and a decrease in the cost of raw materials.

Operating expenses increased $299,527 or 12% during the year ended December 31, 2006 versus the year ended December 31, 2005. This increase was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

General and Administrative expenses for the year ending December 31, 2006 were $2,175,852 versus $2,208,216 for the prior year for a decrease of $32,364 or 1.5%. This decrease was mainly attributable to the purchase of CGM Applied Security Technology, Inc in March 2005.

Sales and Marketing expenses for the year ending December 31, 2006 were $463,544 versus $132,172 for the prior year for an increase of $331,372 or 250%. This increase was mainly attributable to the company increasing its advertising budget due to the purchase of CGM Applied Security Technologies, Inc.

Research and development for the year ended December 31, 2006 was $107,024 compared to $106,505 for the same period prior year for an increase of $519.

The net (loss) for DDSI increased 10% or $(400,860) for the year ended December 31, 2006 to $(4,349,881) from $(3,949,021) for the year ended December 31, 2005. This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivatives according to the guidance of SFAS133 and EITF00.

Net cash provided by (used in) operating activities for the year ended December 31, 2006 and 2005 was $129,511 and ($623,204), respectively. The increase in cash provided by operating activities in the year ended December 31, 2006 of $752,715 was due in part to less expenditures for infrastructure necessary after the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash (used in) investing activities was $(20,603) and $(1,629,630) for the years ended December 31, 2006 and 2005, respectively.

Net cash (used in) financing activities was $(12,000) and $(531,691) for the years ended December 31, 2006 and 2005, respectively.

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

At December 31, 2006, DDSI had assets of $6,033,224 compared $6,212,339 on December 31, 2005 a decrease of $179,115 and shareholder deficiency of $(12,779,283) on December 31, 2006 compared to shareholder deficiency of $(10,346,477) on December 31, 2005, an increase of ($2,432,806). This increase in shareholder deficiency for the year ended December 31, 2006 resulted from the net loss for the year ended December 31, 2006.

As of December 31, 2006, DDSI working capital was $(11,855,140), a change from negative working capital of $(10,095,386) at December 31, 2005. The decrease in working capital was primarily a result of an increase in the fair market value of the derivative liabilities.

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

On December 19, 2006 a special meeting of the shareholders was held and at the meeting the shareholders passed a resolution to change the name of the company from Digital Descriptor Systems, Inc. to Applied Security Innovations, Inc. The shareholders also passed a resolution to authorize a 1 for 500 reverse stock split. Both of these events took place on February 5, 2007. In addition the 2006 Incentive Stock Option Plan adopted by The Board of Directors on October 12, 2006 was approved by the shareholders.

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

(b) On January 13, 2006, Registrant engaged the firm of Bagell Josephs, Levine and Company LLC. to serve as its independent registered public accountants for the fiscal year ending December 2005.

During the two fiscal years ended December 31, 2004 and 2003, and through January 13, 2006, Registrant has not consulted with Bagell, Josephs Levine and Company LLC. regarding either:

1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrants' financial statements, and neither a written report was provided to Bagell, Josephs, Levine & Company LLC. nor oral advice was provided that Bagell, Josephs, Levine and Company LLC. concluded was an important factor considered by Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

On January 19, 2006, Registrant provided Rosenberg with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K, and has requested that Rosenberg furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

ITEM 8A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Anthony Shupin became CEO and President of DDSI in October 2003. His affiliation with DDSI began as a member of the Board of Directors in January 2002. His experience includes over 20 years of executive management, sales and marketing management and project and program management with technology computing, aerospace and professional services companies. Prior to DDSI, Mr. Shupin served in several capacities in the Technology and Management Consulting field. He founded TShupin and Associates, a management consulting firm focused on assisting clients in the areas of Sales and Marketing, New Business Start-Up, Operational Analysis and Business/Technology Synchronization. At Deloitte Consulting, he directed activities as a Business Development Executive in the Communications and Media practice. Mr. Shupin's background also includes a role as Director of International Business Development at the world's first commercial satellite aerospace company.A graduate of Colby College, Waterville, Maine, Mr. Shupin has extended his education at Rutgers University, Cook College in Geographic Information Systems and Remote Sensing training.

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

ITEM 10. Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000 during fiscal 2006, 2005 and 2004.

					Long Term Compensation
			Annual Compensation		Awards		Payouts
				Other		Securities
Name and				Annual	Restricted	Underlying		Other
Principal				Compen-	Stock	Options/	LTIP	Compen-
Position	Year	Salary	Bonus	sation ($)	Award ($)	Sar (#)	Payouts($)	sation ($)
Anthony Shupin	2006	$215,000	0	0	0	0	0	0
President & CEO	2005	$198,539	0	0	0	0	0	0
	2004	$108,000	0	0	0	0	0	0
	2003	$108,000	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Michael J	2006	$174,022	0	0	0	0	0	0
Pellegrino*	2005	$148,077	0	0	0	0	0	0
	2004	$52,000	0	0	0	0	0	0
	2003	$115,000	0	0	0	0	0	0
	2002	$115,000	0	0	0	0	0	0

*Mr. Pellegrino resigned as President and Chief Executive Officer effective October 6, 2003. In 2004, Mr. Pellegrino served as Chairman of the Board and as a consultant to the Company.

Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

Effective November 13, 2006, Digital Descriptor Systems, Inc. (the "Company") granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services.

The shares vest in five equal monthly installments commencing November 1, 2007. Each share of A Preferred is convertible into 240,000 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of A Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

Unconverted shares of A Preferred will automatically cease to exist, and all rights associated therewith will be terminated upon the earlier of (i) that person's termination of employment with the Company for any reason, or (ii) five years from the date of issuance.

On November 13, 2006, the Company filed with the Secretary of State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.

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

Employee and Director Stock Option Plans

DDSI adopted the 2006 Stock Incentive Plan, (the "Plan") in order to attract and retain qualified personnel. This plan was adopted by the Board of Directors on October 12, 2006 and approved by the shareholders on December 19, 2006. The Board of Directors has initially reserved 2,500,000 shares of Common Stock for issuance under the 2006 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options, (ISO’s) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (Non_ISO’s) intended to qualify as Incentive Stock Options thereunder.

The 2006 Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an “employee stock purchase plan” under Section 423 of the internal Revenue Code of 1986, as amended (the “Code”). The 2006 Incentive Plan is not a qualified deferred compensation plan under Sections 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (”ERISA”)

The number of shares reversed for issuance under the 2006 Incentive Plan accounts for the 1 for 500 reverse stock split.

Compensation of Directors

Directors do not receive compensation for their services as members of the Board of Directors. Directors will receive reimbursement for expenses in attending directors meetings where applicable.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table lists stock ownership of our common stock as of December 31, 2006. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Percentage of beneficial ownership is based upon 9,568,806,013 shares of common stock outstanding at December 31, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Beneficial Ownership
Name and Address		of Common Stock
of Beneficial Owner	Title	No. of Shares	Percent of Class

Anthony R. Shupin	Chairman, CEO and	15,000,000	.00015%
2150 Hwy 35, Suite 250	President
Sea Girt, NJ 08750

Michael Pellegrino	Senior Vice President,	15,000,000	.00015%
2150 Hwy 35, Suite 250	Chief Financial Officer
Sea Girt, NJ 08750	& Director

Robert Gowell	Director	96,300	*
2150 Hwy 35, Suite 250
Sea Girt, NJ 08750

Vincent Moreno	Director	0	*
2150 Hwy 35, Suite 250
Sea Girt, NJ 08750

Erik Hoffer	Executive Vice	0	*
2150 Hwy 35, Suite 250	President and Director
Sea Girt, NJ 08750

All Officers & Directors As a Group		30,096,300.0003%

* less than 1%

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by Bagell Joseph and Levine, our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2006 and 2005 were $79,858 and $83,012, respectively.

Audit-Related Fees. The Company did not engage its principal accountants to provide assurance or related services during the last two fiscal years.

Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2006 and 2005 were $5,000 and $3,000, respectively.

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

Signature Title Date

By: /s/ Anthony Shupin	Chairman, President, and Chief,
Anthony Shupin	Executive Officer

By: /s/ Michael Pellegrino	Senior Vice President and Chief
Michael Pellegrino	Financial Officer, Director

By:	Executive Vice President and
Erik Hoffer	Director

By: /s/ Vincent Moreno	Director
Vincent Moreno

By:	Director
Robert Gowell

Digital Descriptor Systems, Inc. and Subsidiary Contents to Financial Statements

December 31, 2006

Page(s)
Report of Independent Registered Public Accounting Firm - 2006	1
Audited Consolidated Financial Statements:
Balance Sheet as of December 31, 2006	2
Statements of Operations for the Years Ended December 31, 2006
and December 31,2005, restated	3
Statements of Shareholders' Impairment for the Years Ended
December 31, 2006 and December 31,2005, as restated	4
Statements of Cash Flows for the Years Ended December 31, 2006
and December 31, 2005, restated	5-6
Notes to Consolidated Financial Statements	7-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Descriptor Systems, Inc.
2150 Highway 35, Suite 250
Sea Girt, New Jersey 08750

We have audited the accompanying consolidated balance sheet of Digital Descriptor Systems, Inc., (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ impairment and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Descriptor Systems, Inc., as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2006, to fund its operations. Also at December 31, 2006, the Company had negative net working capital of $11,855,140. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

March 28, 2007

Digital Descriptor Systems, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

December 31
2006

ASSETS
Current Assets
Cash and cash equivalents	$392,719
Accounts receivable, less allowance of $118,055	559,151
Inventory	538,365

Total Current Assets	1,490,235

Property and equipment, net of
accumulated depreciation	317,956

Other Assets
Deposits	1,730
Goodwill	4,054,998
Intangible assets, net of
accumulated amortization of	168,305

Total Assets	$6,033,224

LIABILITIES AND STOCKHOLDERS' (IMPAIRMENT)

Current Liabilities
Accounts payable	$115,560
Accrued expenses	356,570
Accrued payroll expenses	32,174
Accrued interest	1,441,438
Deferred income	134,395
Convertible debentures current	3,500,000
Derivative liabilities	7,765,238

Total Current Liabilities	13,345,375

Note payable	3,500,000
Convertible debentures	1,967,132

Total Liabilities	18,812,507

Shareholders' deficit
Preferred stock, $.001 par value
1,000,000 shares authorized, -0- issued and outstanding	-0-
Common stock, par value $.001; authorized 9,999,000,000 shares;
9,568,806,218 issued and outstanding	9,568,806
Additional paid-in capital	9,146,598
Accumulated deficit	(31,494,687)

Total Shareholders' (Impairment)	(12,779,283)

Total Liabilities and Shareholders' (Impairment)	$6,033,224

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (RESTATED)

	December 31,	December 31,
	2006	2005
		As restated
INCOME
Net Sales	$4,528,533	$3,335,631
Cost of Revenue	1,298,970	1,108,904

Gross Profit	3,229,563	2,226,727

OPERATING EXPENSES
General and administrative	2,175,852	2,208,216
Sales and marketing	463,544	132,172
Research	107,024	106,505

Total Operating Expenses	2,746,420	2,446,893

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	483,143	(220,166)

OTHER (EXPENSE)
Interest	(2,374,253)	(1,826,962)
Amortization of deferred financing cost	(264,438)	(151,815)
Amortization of debt discount	(1,187,147)	(1,714,394)
Change in fair market value of derivative liability	(896,046)	138,672
Depreciation and Amortization	(99,866)
Other income and expenses	(11,274)	(174,356)

Total Other Income (Expense)	(4,833,024)	(3,728,855)

Income (Loss) before provision for income taxes	(4,349,881)	(3,949,021)
`
Provision for income taxes	0	0

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(4,349,881)	(3,949,021)

NET INCOME(LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

Weighted average shares of common stock
Outstanding, basic and diluted	7,723,279,613	756,472,931

The accompanying notes are an integral part of these consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' IMPAIRMENT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (RESTATED)

			Additional
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Impairment
Balance at December 31, 2004	210,716,359	$210,716	$15,750,707	$(23,195,785)	$(7,234,362)

Issuance of common stock for services -	50,000,000	50,000	(20,000)	-	30,000

Issuance of common stock in payment of damages
related to convertible debentures	1,422,224,681	1,422,225	(1,190,151)		232,074

Conversion of accrued interest related to
convertible debentures to common stock	1,584,627,000	1,584,627	(1,544,232)		40,395

Benificial interest recognized on common stock
issuances			534,437		534,437

Net Loss, As originally reported				(2,309,172)	(2,309,172)

Balance at December 31, 2005, as originally
reported	3,267,568,040	$3,267,568	$13,530,761	$(25,504,957)	$(8,706,628)

Adjustment, increase in net loss				(1,639,849)	(1,639,849)

Balance at December 31, 2005, as restated	3,267,568,040	$3,267,568	$13,530,761	$(27,144,806)	(10,346,477)

Conversion of accrued interest related to
convertible debentures to common stock	6,301,237,973	6,301,238	(4,384,163)		1,917,075

Net Loss				(4,349,881)	(4,349,881)

Balance at December 31, 2006	9,568,806,013	9,568,806	9,146,598	(31,494,687)	(12,779,283)

The accompanying notes are an integral part of these consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary Consolidated Statements of Cash
Flows For the Years Ended December 31, 2006 and 2005 As Restated

	2006	2005
		As Restated
Cash Flows from Operating Activities
Net loss	$(4,349,881)	$(3,949,021)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation and amortization	99,866	174,356
Common stock issued in payment of services	0	30,000
Amortization of deferred financing costs	264,438	151,815
Amortization of debt discount	1,187,147	1,714,394
Amortization of Beneficial Interest	1,917,074	534,437
Change in Fair Market value of derivatives	896,046	(138,672)
Bad debt expense	65,795	15,000

Changes in operating assets and liabilities
Accounts receivable	(13,523)	(557,894)
Inventory	(124,214)	(79,398)
Prepaid expenses, deposits and other assets	4,266	(4,266)
Accounts payable	(109,437)	87,415
Accrued expenses	7,550	33,149
Accrued interest	355,452	1,349,471
Deferred Income	(71,068)	16,010

Net Cash Provided by (used in) Operating Activities	$129,511	$(623,204)

Cash Flows from Investing Activities
Purchase of equipment	(20,603)	(129,630)
Acquisition of Business Assets	0	(1,500,000)

Net Cash (used in) Investing Activities	$(20,603)	$(1,629,630)

Cash Flows from Financing Activities

Payment of convertible debentures	(12,000)	(531,691)

Net Cash (used in) Financing Activities	$(12,000)	$(531,691)

Net Increase (Decrease) in Cash	96,908	(2,784,525)
Cash at Beginning of Year	295,811	3,080,336

Cash at End of Year	$392,719	$295,811

The accompanying notes are an integral part of these consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary Consolidated Statements of Cash
Flows For the Years Ended December 31, 2006 and 2005 As Restated

	December 31,
	2006	2005
		As Restated

Supplemental Disclosure of Cash Flow Information:

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:

Debt discount relating to the issuance of warrants and the
beneficial conversion features of convertible debt	$310,124	$97,402

Accrued Interest converted into debt	$536,546	$643,340

Conversion of accrued interest	$-	$251,915

The accompanying notes are an integral part of these consolidated financial statements.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

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

On December 19, 2006 a special meeting of the shareholders was held and at the meeting the shareholders passed a resolution to change the name of the company from Digital Descriptor Systems, Inc. to Applied Security Innovations, Inc.

Note 2 - Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below:

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenue from the sale of hardware, software, post customer support, and other related services. Post customer support includes telephone support, bug fixes, and rights to upgrades. Other related services include basic training.

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectibility is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $134,395 and $205,463, respectively, for the years ended December 31, 2006 and December 31, 2005, as restated. Revenue allocable to other services is recognized as the services are provided.

Software Development Costs

All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $ 107,024 and $ 106,505, respectively, for the years ended December 31, 2006 and December 31, 2005, as restated.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $ 559,151 and $ 611,423, respectively, for the years ended December 31, 2006 and December 31, 2005, as restated.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for doubtful accounts was $118,055 and $ 53,084, respectively, for the years ended December 31, 2006 and December 31, 2005, as restated.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive.

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

Note 3 - Impact of Recent Accounting Pronouncements

In December of 2004 the FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees as provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. The revisions of this statement did not have a material impact upon the Company's consolidated financial statements.

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

Note 4 - Convertible Debentures

Based on the guidance in SFAS133 and EITF00-19, the Company concluded that the conversion features of it convertible debentures were required to be accounted for as derivatives. The embedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change. For further discussion, see footnote #13 regarding restatement.

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

During September 2001, the Company issued two convertible debentures for an aggregate amount of $400,000. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due on September 30, 2002. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Interest on the debentures was not paid quarterly and accordingly accrued interest and late fees payable related to the notes totaling $187,600 is included in the accompanying consolidated financial statements.

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

During 2004, $10,500 of the debenture was converted into 35,000,000 shares of common stock and during 2003; $3,164 of the debenture was converted into 15,818,010 shares of common stock.

In December, 2001 the Company issued three convertible debentures for an aggregate amount of $500,000. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due December 31, 2002. Interest accrues at the rate of 12% per annum through maturity, and increased to 15% per annum during the default period. Quarterly interest payments were not made, and accordingly accrued interest payable related to the notes totaling $210,000 is included in the accompanying consolidated financial statements.

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

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

In 2006 the Company converted $536,546 of accrued interest into convertible debentures; $310,124 was recorded as debt discount.

Note 5 - Deferred Financing Costs

Deferred financing costs represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. The net financing costs were $0 and $264,438 for the years ended December 31, 2006 and December 31, 2005, as restated, respectively.

Note 6 - Income Taxes

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $16,500,000 to offset future federal taxable income expiring in various years through 2026. The Company also has state net operating loss carryforwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

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

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2006	2005
Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
Effective tax rates	—%	—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2006 and December 31, 2005 follows:

	2006	2005
Deferred tax asset
Net approximate operating loss carry forward	$5,515,473	$5,748,727
Bad debt reserves	—	—
Deferred tax assets	5,515,473	5,748,727
Valuation allowance	(5,515,473)	(5,748,727)
Net deferred tax asset	$—	$—

Note 7 - Commitments and Contingencies

Operating Lease

The Company rents office facilities under a rental agreement that is automatically renewable every four months. The most recent renewal period will expire in April 2007.

Rental expense under such operating lease was approximately $36,547 and $32,790 during the years ended December 31, 2006 and 2005, respectively.

CGM leases two facilities, one in Somerset NJ and the other in Staten Island New York under non-cancelable lease agreements that end in December 2007 and December 2008, respectively.

Rental expense under such operating leases was approximately $122,026 and $81,595 during the years ended December 31, 2006 and 2005, respectively.

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

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

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

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	33,000	—	—	33,000	$.10 - $.365
Outstanding at December 31, 2006	33,000			33,000	$.10-.365

Net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 would result in the same amounts reported.

Digital Descriptor Systems, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and December 31, 2005 (Restated)

Note 9 - Contingency

There were two holders of convertible notes dated December 31, 2001 who could potentially seek similar damages from the Company. Should they seek these damages, the Company could incur additional expense of $71,668. Management feels however, that the likelihood that the other holders will seek the damages is remote, and therefore, no provision for this expense has been made in the accompanying consolidated financial statements.

On October 16, 2003, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.76.

Note 10- Related Parties

As of December 31, 2006 and December 31 2005, the Company owes its Directors $0.

Note 11 - Purchase of CGM Applied Security Technology, Inc.

On March 1, 2005, the Company acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation (“CGM”), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the “Note”) in the principal amount of $3,500,000, subject to adjustment (the “Acquisition”). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among the Company and CGM dated as of February 25, 2005. In connection with the acquisition, the Company and CGM each entered into an employment agreement with Erik Hoffer (the “Employment Agreement”). CGM is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, and physical security systems for tractors, trailers and containers.

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

In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the “Investors”) which extended the maturity date of debt instruments issued on November 30, 2004 until March 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of (i) $0.0005 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share.

Note 12 - Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the years ended December 31, 2006 and 2005. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 13 - Restatement 2005

The company restated its financial statements for the year ended December 31, 2005. The company increased its (net loss) by ($1,639,849). The company originally did not amortize the debt discount correctly which has now been corrected. This adjustment was for $1,285,828. Additionally the company corrected a misposting in its books of $354,021 from change in accrued interest to interest expense. These errors were found through the company’s internal controls and procedures.

	As Reported	As Restated

Total Assets	$6,212,339	$6,212,339
Accrued Interest	814,408	1,168,429
Convertible debenture, net of debt discount	1,727,210	2,881,888
Total Current Liabilities	9,912,338	11,421.037
Long Term
Convertible debenture, net of debt discount	1,506,629	1,637,779
Total Liabilities	14,918,967	16,558,816

Accumulated deficit	(25,504,957)	(27,144,806)
Total Shareholders Impairment	(8,706,628)	(10,346,477)
Total Liabilities and Shareholders Impairment	6,212,339	6,212,339

Interest	(1,472,941)	(1,826,962)
Amortization of debt discount	(428,566)	(1,714,394)
Total Other Income and (Expenses)	(2,089,006)	(3,728,855)
Net Loss	(2,309,172)	(3,949,021)

Net loss per share	(.00)	(.00)

Note 14 - Subsequent Event

On December 19, 2006 a special meeting of the shareholders was held and at the meeting the shareholders passed a resolution to change the name of the company from Digital Descriptor Systems, Inc. to Applied Security Innovations, Inc. The shareholders also passed a resolution to authorize a 1 for 500 reverse stock split. Both of these events took place on February 5, 2007. In addition the 2006 Incentive Stock Option Plan adopted by The Board of Directors on October 12, 2006 was approved by the shareholders.