Form 10QSB
period 2007-03-31
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2007-05-15
CIK 927454

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-21384

Allied Security Innovations, Inc.
Formerly Digital Descriptor Systems, Inc.
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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 27, 2007
$.001 par value	41,374,290 Shares

Transitional Small Business Disclosure Format Yes ☐  No ☒

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

Condensed Consolidated Unaudited Financial Statements:	1

Condensed Consolidated Balance Sheet at March 31, 2007	2

Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2007 and March 31, 2006	3

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2007 and March 31, 2006	4

Notes to Condensed Consolidated Financial Statements	5

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AT MARCH 31, 2007
(UNAUDITED)

March 31
2007
ASSETS
Current Assets:
Cash and cash equivalents	$276,258
Accounts receivable, less allowances of $125,555	473,937
Inventory	612,385
Prepaid expenses	4,226

Total Current Assets	1,366,806

Property and equipment, net	312,595

Other Assets
Deposits	1,730
Officer's Loan	20,000
Goodwill	4,054,998
Intangible assets, net	164,513

Total Other Assets	4,241,241

TOTAL ASSETS	$5,920,642

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$123,369
Accrued expenses	330,518
Accrued payroll	25,539
Accrued interest	1,513,943
Deferred income	110,351
Liability for stock to be issued	20,554
Note payable	3,500,000
Derivative liabilities	7,695,991

Total Current Liabilities	13,320,265

Long Term Liabilities
Convertible debentures, net of debt discount	5,446,769
Total Long Term Liabilities	5,446,769

Total Liabilities	18,767,034

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value: authorized shares – 1,000,000;
issued and outstanding shares – none
Common stock, par value $.001; authorized 9,999,000,000 shares at March 31,2007
27,655,375 issued and outstanding at March 31, 2007	27,655
Additional paid in capital	18,814,582
Accumulated deficit	(31,688,629)

Total Stockholders' (Deficit)	(12,846,392)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$5,920,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

INCOME
Net Sales	$991,857	$870,964
Cost of Revenue	279,761	293,342
Gross Profit	712,096	577,622

OPERATING EXPENSES
General and administrative	528,460	618,892
Sales and marketing	95,026	44,806
Research	27,661	26,524
Total Operating Expenses	651,147	690,222

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	60,949	(112,600)

OTHER INCOME (EXPENSE)

Interest	(268,699)	(732,194)
Amortization of deferred financing cost	0	(37,225)
Amortization of debt discount	(33,960)	(323,029)
Change in fair market value of derivative liability	69,247	(661,020)
Other income and expenses	(21,479)	(31,804)

Total Other Income (Expense)	(254,891)	(1,785,272)

(Loss) before provision for income taxes	(193,942)	(1,897,872)
`
Provision for income taxes	0	0

NET (LOSS) APPLICABLE TO COMMON SHARES	($193,942)	($1,897,872)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	21,047,807	7,902,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	($193,942)	$(1,897,872)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:

Depreciation and amortization	21,479	11,770
Amortization of deferred financing cost	0	37,225
Amortization of debt discount	33,960	323,029
Amortization of benefical interest	90,310	732,194
Change in fair market value of derivatives	(69,247)	661,020
Bad debt expense	7,500	7,500

Changes in operating assets and liabilities:
Accounts receivable	77,716	(75,465)
Inventory	(74,020)	(11,908)
Prepaid expense, deposits and other assets	(24,226)	(2,435)
Accounts payable	7,809	60,216
Accured expenses	(32,689)	(64,594)
Accured interest	78,259	7,723
Deferred Income	(24,044)	16,495
Total adjustments	92,807	1,702,770

Net cash (used in) operating activities	(101,135)	(195,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(12,326)	-

Net cash (used in) investing activities	(12,326)	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Payment of convertible debentures	(3,000)	-

Net cash (used in) financing activities	(3,000)	-

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(116,461)	(195,102)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	392,719	295,811

CASH AND CASH EQUIVALENTS - END OF PERIOD	$276,258	$100,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

Note 1 - Organization and Basis of Presentation

The unaudited interim financial information included has been prepared by Allied Security Innovations, Inc (the “Company”) without audit, pursuant to the rules and regulations of the Security and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the operations for the periods presented.

Note 2 - Description of Business and Recent Developments

On December 19, 2006 a special meeting of the shareholders was held and at the meeting the shareholders passed a resolution to change the name of the company from Digital Descriptor Systems, Inc. to Applied Security Innovations, Inc. The shareholders also passed a resolution to authorize a 1 for 500 reverse stock split. Both of these actions were completed on February 5, 2007. In addition the 2006 Incentive Stock Option Plan adopted by The Board of Directors on October 12, 2006 was approved by the shareholders.

Allied Security Innovations, Inc., incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to test and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture Law Enforcement Program, which is marketed to law enforcement agencies and jail facilities and generates the majority of the Company's revenues. Substantially all of the Company's revenues are derived from governmental agencies in the United States.

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

Revenue Recognition

The Company derives revenue from the sale of hardware, software, post customer support, and other related services. Post customer support includes telephone support, bug fixes, and rights to upgrades. Other related services include basic training. The CGM subsidiary derives it revenue from the sale of its tape, labels and other security devices.

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectibility is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $110,351 and $188,968, respectively, for the three months ended March 31, 2007 and 2006. Revenue allocable to other services is recognized as the services are provided. The CGM subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs

All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $ 27,661 and $26,524, respectively, for the three months ended March 31, 2007 and 2006.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $ 473,937 for the three months ended March 31, 2007.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for doubtful accounts was $125,555 for the three months ended March 31, 2007.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

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

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

Note 5 - Convertible Debentures

Based on the guidance in SFAS133 and EITF00-19, the Company concluded that the conversion features of its’ convertible debentures were required to be accounted for as derivatives. The imbedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change.

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

The Company also issued common stock purchase warrants for the right to purchase 800,000 shares of common stock (1,600 shares after stock split in February 2007) of the Company at an exercise price per share equal to the lesser of $.36 or the average of the lowest three closing sales prices for the common stock during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $48,000 was allocated to paid-in capital. This resulting debt discount plus $90,000 of financing charges were amortized on a straight-line basis over the term of the debentures, and were fully amortized at December 31, 2002.

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

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

During 2004, $10,500 of the debenture was converted into 35,000,000 shares of common stock (70,000 shares after stock split in February 2007) and during 2003; $3,164 of the debenture was converted into 15,818,010 shares of common stock.

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

The Company also issued common stock purchase warrants for the right to purchase 1,500,000 shares of common stock (3,000 shares after stock split in February 2007) of the Company at an exercise price per share equal to the lesser of $.02 or the average of the lowest three inter-day sales prices during the twenty Trading Days immediately prior to exercise. The estimated fair value of the warrants of $90,000 was allocated to paid-in capital. This resulting debt discount plus $77,500 of financing charges were amortized on a straight-line basis over the term of the debentures, and were fully amortized at December 31, 2002.

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

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

The holders have the right to convert the principal amount and interest due under the debentures into shares of common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $0.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable conversion date.

The Company also issued common stock purchase warrants for the right to purchase 300,000 shares of common stock (600 shares after stock split in February 2007) of the Company at an exercise price per share equal to $.01. The estimated fair value of the warrants was zero. Debt issuance costs of $27,500 were also amortized on a straight-line basis over the term of the debentures and were fully amortized at December 31, 2003.

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

The Company also issued common stock purchase warrants for the right to purchase 750,000 shares of common stock of the Company (1,500 shares after stock split in February 2007) at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. Financing costs incurred of $56,750 were fully amortized at December 31, 2003.

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

The Company also issued common stock purchase warrants for the right to purchase 375,000 shares of common stock (750 shares after stock split in February 2007) of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. Debt issuance costs of $10,843 were also amortized on a straight-line basis over the term of the debentures. Amortization expense during 2004 was $24,307 and the costs were fully amortized as of December 31, 2004.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

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

The Company also issued common stock purchase warrants for the right to purchase 375,000 shares of common stock (750 shares after stock split in February 2007) of the Company at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. Debt issuance costs of $20,844 were also amortized on a straight-line basis over the term of the debentures. Amortization expense during 2004 was $38,591 and the costs were fully amortized as of December 31, 2004.

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

The debenture holders also received warrants to purchase 1,505,000 shares (3,010 shares after stock split in February 2007) at an exercise price of $0.01 per share. The estimated fair value of the warrants was zero. Amortization expense during 2004 was $147,469 and the costs were fully amortized as of December31, 2004.

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

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

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

The Company also issued common stock purchase warrants for the right to purchase 315,000 shares of common stock of the Company(630 shares after stock split in February 2007) at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. Amortization expense during 2004 was $47,469 and the costs were fully amortized as of December 31, 2004.

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

The Company also issued common stock purchase warrants for the right to purchase 750,000 shares of common stock of the Company (1,500 shares after stock split in February 2007) at an exercise price per share equal to $0.01. The estimated fair value of the warrants was zero. Amortization expense during 2004 was $42,349 and the costs were fully amortized as of December 31, 2004.

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

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

Additional costs of $391,569 with the issuance of the convertible debentures were recorded as deferred financing cost and are being amortized on a straight-line basis which approximates the effective interest method, over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $376,509. In March 2005, $513,431 was repaid on convertible debentures from the proceeds of this debenture.

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

In October of 2005 the Company converted $643,340 of accrued interest into four convertible debentures; with simple interest accruing at the annual rate of 2%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in October, 2008. Quarterly interest is accrued interest and is included in the condensed consolidated financial statements.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $97,402 was recorded as debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

In December of 2006 the Company converted $536,546 of accrued interest into four convertible debentures; with simple interest accruing at the annual rate of 2%. The debentures are collateralized by substantially all of the company's assets. These debentures are due December 2009. Quarterly interest is accrued interest and is included in the condensed consolidated financial statements.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $310,124 was recorded as debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

Note 6 - Deferred Financing Costs

Deferred financing costs represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. The net financing costs were $0 and $227,213 for the Three Months ended March 31, 2007 and 2006, respectively.

Note 7 - Commitments and Contingencies

Operating Lease

The Company rents office facilities under a rental agreement that is automatically renewable every four months. The most recent renewal period will expire on June 30, 2007.

CGM leases two facilities, one in Somerset NJ and the other in Staten Island, New York under non-cancelable lease agreements that end in December 2007 and December 2008, respectively.

Employment Agreements

Anthony R. Shupin, Chairman, President and Chief Executive Officer. Mr. Shupin was re-appointed as Chairman, President and Chief Executive Officer effective February, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Shupin, which entitled him to a base salary of $215,000 per year, which may at the Board of Directors discretion adjust his base salary (but not below $215,000 per year). Mr. Shupin is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Shupin will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Shupin shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Plan, Mr. Shupin will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. The Company may grant Mr. Shupin, following the first anniversary of the date hereof and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Shupin will be entitled to 25 vacations days per year at such times as may be mutually agreed with the Board of Directors. ASII will provide Mr. Shupin a monthly car allowance of Six Hundred Dollars ($600.00) along with related car expenses.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

Michael J. Pellegrino, Senior Vice President and Chief Financial Officer. Mr. Pellegrino was appointed as Senior Vice President and Chief Financial Officer effective February 25, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $175,000 per year which may at the Board of Directors discretion adjust his base salary (but not below $175,000 per year). Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. ASII may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Pellegrino will be entitled to 25 vacation days per year at such times as may be mutually agreed with the Board of Directors. ASII shall also furnish Mr. Pellegrino with monthly car allowance of Six Hundred Dollars ($600.00) and related car expenses.

ASII has an employment agreement with Erik Hoffer, pursuant to which Mr. Hoffer will be employed as Executive Vice President of the Company for an initial term of three years, which may be extended, and President of CGM Sub for an initial term of one year, which may be renewed for successive one-year terms. Pursuant to the Employment Agreement, Mr. Hoffer will receive a base salary of $200,000, a bonus of 5% of the gross margin sales increase over the prior year's gross margin sales of CGM products and customary benefits and reimbursements.

Note 8 - Stock Option and Other Plans

Effective November 13, 2006, Digital Descriptor Systems, Inc. (the "Company") granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services.

The shares vest in five equal monthly installments commencing November 1, 2007. Each share of A Preferred is convertible into 480 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of A Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

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

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2006	33,000	—	—	33,000	$.10 - $.365
Outstanding at March 31, 2007	33,000			33,000	$.10-.365

Net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 would result in the same amounts reported.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

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

Note 11 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the Three Months ended March 31, 2007 and 2006. These factors raise substantial doubt about its ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenues for the three months ended March 31, 2007 were $991,857 compared to $870,964 for the three months ended March 31, 2006 , an increase of $120,893 or 13%. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the three months ended March 31, 2007 was $279,761 compared to $293,342 for the three months ended March 31, 2006 a (decrease) of ($13,581) or (4.5%). The decrease was attributable to more efficient purchasing procedures of raw material and more efficient production procedures put into place. Cost of revenue sold as a percentage of revenue for the three months ended March 31, 2007 was 28% of total revenues.

Operating expenses for the three months ended March 31, 2007 were $651,147 compared to $690,222 for the three months ended March 31, 2006, a decrease of $39,075 or 5.5%. This decrease was mainly attributable to management’s controls over spending.

General and Administrative expenses for the three months ended March 31, 2007 were $528,460 compared to $618,892 for the three months ended March 31, 2006 for an (decrease) of ($90,432) or (14.6%). This decrease was mainly attributable management’s controls over spending and new accounting policies to reclass some expenses into sales and marketing.

Sales and Marketing expenses for the three months ended March 31, 2007 were $95,026 compared $44,806 for the three months ended March 31, 2006 for an increase of $50,220 or 112%. This increase was mainly attributable to the company increasing its advertising budget due to the purchase of CGM Applied Security Technologies, Inc, increase in presence at trade events which in turn increased travel expenses, and instituting a commission program for sales personal and the reclassification of some expense from general and administrative.

Research and development expenses for the three months ended March 31, 2007 were $27,661 compared to $26,524 for the three months ended March 31, 2006 for an increase of $1,137 or 4%. This increase was due in part to upgrades necessary to keep current.

ASII had a net (loss) for the three months ended March 31, 2007 of $(193,942) and a net loss for the three months ended March 31, 2006 of $(1,897,872). This is a decrease in net (loss) of $(1,703,930) or (90%). This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivative according to the guidance of SFAS133 and EITF00-19.

Net cash (used in) operating activities for the three months ended March 31, 2007 and the three months ended March 31, 2006 was $(101,135) and ($195,102), respectively. The decrease in cash (used in) operating activities for the three months ended March 31, 2007 was $93,967. This decrease was due in part to less expenditures for infrastructure necessary after the purchase of CGM Applied Security Technology, Inc. in March 2005.

Net cash (used in) investing activities was ($12,326) and ($-0) for the three months ended March 31, 2007 and the three months ended March 31, 2006 respectively. This increase was due in part to updating computers and computer software operating systems.

Net cash (used in) financing activities was $(3,000) and $($-0) for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively. This increase was due to repayment of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

ASII's revenues have been insufficient to cover the cost of revenues and operating expenses. Therefore, ASII has been dependent on private placements of its common stock and issuance of convertible notes in order to sustain operations. In addition, there can be no assurances that the proceeds from private or other capital will continue to be available, or that revenues will increase to meet ASII's cash needs, or that a sufficient amount of ASII's common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of ASII.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At March 31, 2007, ASII had assets of $5,920,642 compared to $5,906,744 on March 31, 2006 an increase of $13,898 and shareholder (deficit) of $(31,688,629) on March 31, 2007 compared to shareholder (deficit) of $(27,402,830) on March 31, 2006, an increase of ($4,285,799). This increase in shareholder (deficit) for the three months ended March 31, 2007 resulted from the net loss for the Three months ended March 31, 2007.

Plan of Operations

Acquisition of CGM

On March 1, 2005, ASII and CGM Sub acquired substantially all of the assets of CGM, for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among ASII, CGM Sub and CGM dated as of February 25, 2005.

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

The short-term objective of ASII is the following:

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

Additionally, ASII plans to execute an acquisition strategy based upon the availability of financing.

We also plan to add additional product lines as a Value Added Reseller. Technologies related to ASII's core business can bring additional cash flow with relatively small internal development capital outlay.

ASII's long-term objective is as follows:

To enhance its sales of the product line acquired with the acquisition of CGM both domestically and internationally, though the addition of sales representative and distributors

To seek additional products to sell into its basic business market - Criminal Justice - so that ASII can generate sales adequate enough to allow for profits.

ASII believes that it will not reach profitability in the foreseeable future due to its debt service. Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. If ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

ASII is doing the following in its effort to reach profitability:

•
The Company is putting a great deal of effort to increase the sales of the CGM subsidiary. The Company believes at this time that the most significant growth in revenue will come from CGM and its product lines.

•	Cutting costs in areas that add the least value to ASII.

•	Deriving funds through investigating business alliances with other companies who may wish to license the FMS SDK (software developer's kit).

•	Increasing revenues through the introduction of Compu-Capture(R), specifically towards kindergarten through twelfth grades, for the creation of ID cards.

•	Increasing revenues through the introduction of a scaled down version of our Compu-Capture(R) product.

•	Increasing revenues through the addition of innovative technologies as a Value Added Seller.

•	Acquiring and effectively adding management support to profitable companies complementary to its broadened target markets.

Liquidity and Capital Resources

We had net losses of ($193,942) and ($1,897,872) during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we had a cash balance in the amount of $276,258 and current liabilities of $13,320,265. The total amount of notes payable and debentures is $8,946,769. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $10,940,138 as of March 31, 2007. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	479,426	479,426	0
Accrued interest on loans	1,513,943	1,513,943	0
Note payable	3,500,000	3,500,0000
Convertible Debentures	5,446,769	0	5,446,769
Total Contractual Obligations	$10,940,138	$5,493,369	$5,446,769

The Company is currently in default on several of the convertible debentures that are included in current liabilities. Below is a discussion of our sources and (uses) of funds For the Three Months ended March 31, 2007 and 2006 (Restated), respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2007 or as of the date of this report.

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities:

The Company is in default of $5,787,867 of outstanding debentures. Although the debenture holders have not pursued their rights under such debentures, there can be no assurances that such rights will not be exercised.

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

ALLIED SECURITY INNOVATIONS, INC. (Registrant)

Date: May 14, 2007	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: May 14, 2007	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)