Form 10QSB
period 2007-06-30
DIGITAL DESCRIPTOR SYSTEMS INC
filed 2007-08-13
CIK 927454

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

OR

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-21384

Allied Security Innovations, Inc.
Formerly Digital Descriptor Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2770048
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1709 Route 34, Farmingdale, NJ	07727
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 27, 2007
$.001 par value	88,074,357 Shares

Transitional Small Business Disclosure Format Yes ☐ No ☒

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

Condensed Consolidated Unaudited Financial Statements:

Condensed Consolidated Balance Sheet at June 30, 2007	3
Condensed Consolidated Statements of Operations for the
Three Months and Six Months Ended June 30, 2007 and June 30, 2006	4
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2007 and June 30, 2006	5-6

Notes to Condensed Consolidated Financial Statements	7-15

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AT JUNE 30, 2007
(UNAUDITED)

June 30
2007
ASSETS

Current Assets:
Cash and cash equivalents	$208,903
Accounts receivable, less allowances of $165,546	427,454
Inventory	654,410
Prepaid expenses	7,680

Total Current Assets	1,298,447

Property and equipment, net	325,936

Other Assets
Deposits	13,648
Officer's Loan	20,000
Goodwill	4,054,998
Intangible assets, net	160,721

Total Other Assets	4,249,367

TOTAL ASSETS	$5,873,750

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$165,190
Accrued expenses	309,017
Accrued payroll	48,656
Accrued interest	1,676,337
Deferred income	91,339
Note payable	3,500,000
Derivative liabilities	8,933,260

Total Current Liabilities	14,723,799

Long Term Liabilities
Convertible debentures, net of debt discount	5,440,395
Total Long Term Liabilities	5,440,395

Total Liabilities	20,164,194

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value: authorized shares – 1,000,000;
issued and outstanding shares – none
Common stock, par value $.001; authorized 9,999,000,000 shares at
June 30,2007; 70,310,341 issued and outstanding at June 30, 2007	70,310
Additional paid in capital	18,940,230
Accumulated deficit	(33,300,984)

Total Stockholders' (Deficit)	(14,290,444)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$5,873,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
INCOME
Net Sales	$1,037,477	$1,233,729	$2,029,333	$2,104,693
Cost of Revenue	330,613	334,538	610,375	627,880
Gross Profit	706,864	899,191	$1,418,958	1,476,813

OPERATING EXPENSES
General and administrative	541,923	555,264	1,067,676	1,095,926
Sales and marketing	175,273	95,011	274,157	218,048
Research	26,269	27,131	52,781	53,655
Total Operating Expenses	743,465	677,406	1,394,614	1,367,629

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(36,601)	221,785	24,344	109,184

OTHER INCOME (EXPENSE)

Interest	(273,105)	(1,202,312)	(541,804)	(1,934,505)
Amortization of deferred financing cost	(0)	(32,621)	(0)	(69,846)
Amortization of debt discount	(33,960)	(323,029)	(67,920)	(646,058)
Change in fair market value of derivative liability	(1,237,268)	(668,136)	(1,168,021)	(1,329,156)
Depreciation and Amortization	(31,418)	(18,699)	(52,897)	(41,606)
Other income and expenses	(0)	(1,050)	(0)	(9,947)

Total Other Income (Expense)	(1,575,751)	(2,245,847)	(1,830,642)	(4,031,118)

(Loss) before provision for income taxes	(1,612,352)	(2,024,062)	(1,806,298)	(3,921,934)
`
Provision for income taxes	(0)	(0)	(0)	(0)

NET (LOSS) APPLICABLE TO COMMON SHARES	$(1,612,352)	$(2,024,062)	$(1,806,298)	$(3,921,934)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.03)	$(0.13)	$(0.05)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	51,274,736	15,628,772	36,446,131	11,762,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,806,298)	$(3,921,934)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:

Depreciation and amortization	52,897	41,606
Amortization of deferred financing cost	0	(69,846)
Amortization of debt discount	67,920	646,058
Amortization of benefical interest	186,781	1,547,060
Change in fair market value of derivatives	1,168,021	1,329,156
Bad debt expense	47,488	15,000

Changes in operating assets and liabilities:
Accounts receivable	84,208	(56,307)
Inventory	(116,045)	(60,278)
Prepaid expense, deposits and other assets	(39,598)	21,725
Accounts payable	49,630	61,000
Accured expenses	(31,105)	(63,893)
Accured interest	254,634	387,445
Deferred Income	(43,056)	(24,719)
Total adjustments	1,681,775	3,774,007

Net cash provided by (used in) operating activities	(124,523)	(147,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(53,293)	(12,571)

Net cash (used in) investing activities	(53,293)	(12,571)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of convertible debentures	(6,000)	(6,000)

Net cash (used in) financing activities	(6,000)	(6,000)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(183,816)	(166,498)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	392,719	295,811

CASH AND CASH EQUIVALENTS - END OF PERIOD	$208,903	$129,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Debentures converted to stock	$88,707	$-
Accrued interest converted to stock	$19,735	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

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

On July 1 2007 the offices of Allied Security Innovations, Inc and the Somerset office of CGM Applied Security Technologies, Inc. were combined into a new office located at 1709 Route 34, Farmingdale, NJ in a 6000 square foot combination warehouse /office space. The reason for this was cost savings and improved operational efficiencies.

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

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectability is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $91,339 and $180,744, respectively, for the six months ended June 30, 2007 and 2006. Revenue allocable to other services is recognized as the services are provided. The CGM subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $ 52,781and $53,655, respectively, for the six months ended June 30, 2007 and 2006.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $ 427,454 for the six months ended June 30, 2007.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for doubtful accounts was $165,546 for the six months ended June 30, 2007.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the six months Ended June 30, 2007 and 2006

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
For the six months Ended June 30, 2007 and 2006

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
For the six months Ended June 30, 2007 and 2006

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
For the six months Ended June 30, 2007 and 2006

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
For the six months Ended June 30, 2007 and 2006

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

In April, 2003, The Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due June 30, 2004. Quarterly interest was not paid and accordingly accrued interest of $15,834 is included in the condensed consolidated financial statements.

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

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the six months Ended June 30, 2007 and 2006

Additional costs of $391,569 with the issuance of the convertible debentures were recorded as deferred financing cost and are being amortized on a straight-line basis which approximates the effective interest method, over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $376,509. In June 2005, $513,431 was repaid on convertible debentures from the proceeds of this debenture.

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

Note 6 - Deferred Financing Costs

Deferred financing costs represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. The net financing costs were $0 and $194,591 for the six months ended June 30, 2007 and 2006, respectively.

Note 7 - Commitments and Contingencies

Operating Lease
CGM leases two facilities, one in Somerset NJ and the other in Staten Island, New York under non-cancelable lease agreements that end in December 2007 and December 2008, respectively.

On July 1 2007 the offices of Allied Security Innovations, Inc and the Somerset office of CGM Applied Security Technologies, Inc. were combined into a new office located at 1709 Route 34, Farmingdale, NJ in a 6000 square foot combination warehouse /office space. The reason for this was cost savings and improved operational efficiencies.
The new lease is a five year lease that ends in May 2012.

Employment Agreements

Anthony R. Shupin, Chairman, President and Chief Executive Officer. Mr. Shupin was re-appointed as Chairman, President and Chief Executive Officer effective February, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Shupin, which entitled him to a base salary of $227,900 per year, which may at the Board of Directors discretion adjust his base salary (but not below $215,000 per year). Mr. Shupin is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Shupin will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Shupin shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Plan, Mr. Shupin will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. The Company may grant Mr. Shupin, following the first anniversary of the date hereof and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Shupin will be entitled to 25 vacations days per year at such times as may be mutually agreed with the Board of Directors. ASII will provide Mr. Shupin a monthly car allowance of Six Hundred Dollars ($1,000.00) along with related car expenses.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the six months Ended June 30, 2007 and 2006

Michael J. Pellegrino, Senior Vice President and Chief Financial Officer. Mr. Pellegrino was appointed as Senior Vice President and Chief Financial Officer effective February 25, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $185,500 per year which may at the Board of Directors discretion adjust his base salary (but not below $175,000 per year). Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. ASII may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Pellegrino will be entitled to 25 vacation days per year at such times as may be mutually agreed with the Board of Directors. ASII shall also furnish Mr. Pellegrino with monthly car allowance of Six Hundred Dollars ($1,000.00) and related car expenses.

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

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2006	33,000	--	--	33,000	$.10 - $.365
Outstanding at June 30, 2007	33,000			33,000	$.10-.365

Net loss and net loss per common share determined as if the Company accounted for stock options granted under the fair value method of SFAS 123 would result in the same amounts reported.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the six months Ended June 30, 2007 and 2006

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

Note 10 - Purchase of CGM Applied Security Technology, Inc.

On June 1, 2005, the Company acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among the Company and CGM dated as of February 25, 2005. In connection with the acquisition, the Company and CGM each entered into an employment agreement with Erik Hoffer (the "Employment Agreement"). CGM is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers.

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

In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the "Investors") which extended the maturity date of debt instruments issued on November 30, 2004 until June 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of (i) $0.0005 or (ii) 40% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share.

Note 11 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the six months ended June 30, 2007 and 2006. These factors raise substantial doubt about its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenues for the three months ended June 30, 2007 were $1,037,477 compared to $1,233,729 for the three months ended June 30, 2006 , a decrease of $196,252 or 15.9%. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the three months ended June 30, 2007 was $330,613 compared to $334,538 for the three months ended June 30, 2006 a decrease of $3,925 or 1.2% The decrease was attributable to more efficient purchasing procedures of raw material and more efficient production procedures put into place. Cost of revenue sold as a percentage of revenue for the three months ended June 30, 2007 was 32% of total revenues.

Operating expenses for the three months ended June 30, 2007 were $743,465 compared to $677,406 for the three months ended June 30, 2006, an increase of $66,059 or 9.8%. This increase was mainly attributable to  the increase in general and administrative cost.

General and Administrative expenses for the three months ended June 30, 2007 were $541,923 compared to $555,264 for the three months ended June 30, 2006 for a decrease of 13,341 or 2.4%. This decrease was mainly attributable management’s controls over spending and new accounting policies to reclass some expenses into sales and marketing.

Sales and Marketing expenses for the three months ended June 30, 2007 were $175,273 compared $95,011 for the three months ended June 30, 2006 for an increase of $80,262 or 84%. This increase was mainly attributable to the company increasing its bad debt allowance, increase in presence at trade events which in turn increased travel expenses, and instituting a commission program for sales personal.

Research and development expenses for the three months ended June 30, 2007 were $26,269 compared to $27,131 for the three months ended June 30, 2006 for a decrease of $862 or 3%. This decrease was due to the termination of the part-time support employee.

ASII had a net (loss) for the three months ended June 30, 2007 of $(1,612,352) and a net loss for the three months ended June 30, 2006 of $(2,024,062). This is a decrease in net (loss) of $(411,710) or (20%). This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivative according to the guidance of SFAS133 and EITF00-19.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues for the six months ended June 30, 2007 were $2,029,333 compared to $2,104,693 for the six months ended June 30, 2006 , a decrease of $75,360 or 3.6%. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the six months ended June 30, 2007 was $610,375 compared to $627,880 for the six months ended June 30, 2006 a decrease of $17,505 or 2.8%. The decrease was attributable to more efficient purchasing procedures of raw material and more efficient production procedures put into place. Cost of revenue sold as a percentage of revenue for the six months ended June 30, 2007 was 30% of total revenues.

Operating expenses for the six months ended June 30, 2007 were $1,394,614 compared to $1,367,629 for the six months ended June 30, 2006, an increase of $26,985 or 2%. This increase was mainly attributable to an increase in salaries and overhead cost.

General and Administrative expenses for the six months ended June 30, 2007 were $1,067,676 compared to $1,095,926 for the six months ended June 30, 2006 for an (decrease) of ($28,250) or (2.6%). This decrease was mainly attributable management’s controls over spending and new accounting policies to reclass some expenses into sales and marketing.

Sales and Marketing expenses for the six months ended June 30, 2007 were $274,157 compared $218,048 for the six months ended June 30, 2006 for an increase of $56,109 or 25.7%. This increase was mainly attributable to the company increasing its advertising budget due to the purchase of CGM Applied Security Technologies, Inc, increase in presence at trade events which in turn increased travel expenses, and instituting a commission program for sales personal and the reclassification of some expense from general and administrative.

Research and development expenses for the six months ended June 30, 2007 were $52,781 compared to $53,655 for the six months ended June 30, 2006 for a decrease of $874 or 1.6%. This decrease was due to the termination of the part-time support employee.

ASII had a net (loss) for the six months ended June 30, 2007 of $(1,806,298) and a net loss for the six months ended June 30, 2006 of $(3,921,934). This is a decrease in net (loss) of $(2,115,636) or (54%). This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivative according to the guidance of SFAS133 and EITF00-19.

Net cash provided by (used in) operating activities for the six months ended June 30, 2007 and the six months ended June 30, 2006 was $(124,523) and $(147,927), respectively. The decrease in cash (used in) operating activities for the six months ended June 30, 2007 was $23,404.

Net cash (used in) investing activities was ($53,293) and ($12,571) for the six months ended June 30, 2007 and the six months ended June 30, 2006 respectively. This increase was due in part to updating computers and computer software operating systems.

Net cash (used in) financing activities was $(6,000) and $($6,000) for the six months ended June 30, 2007 and the six months ended June 30, 2006, respectively.

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

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At June 30, 2007, ASII had assets of $5,873,750 compared to $6,065,603 on June 30, 2006 a decrease of $191,853 and shareholder (deficit) of $(33,300,984) on June 30, 2007 compared to shareholder (deficit) of $(31,066,740) on June 30, 2006, an increase of ($2,234,244). This increase in shareholder (deficit) for the six months ended June 30, 2007 resulted from the net loss for the six months ended June 30, 2007.

Plan of Operations

Acquisition of CGM

On June 1, 2005, ASII and CGM Sub acquired substantially all of the assets of CGM, for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among ASII, CGM Sub and CGM dated as of February 25, 2005.

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

In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the "Investors") which extended the maturity date of debt instruments issued on November 30, 2004 until June 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of

(i) $0.0005 or (ii) 60% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share.

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

●	Cutting costs in areas that add the least value to ASII.

●	Deriving funds through investigating business alliances with other companies who may wish to license the FMS SDK (software developer's kit).

●	Increasing revenues through the introduction of Compu-Capture(R), specifically towards kindergarten through twelfth grades, for the creation of ID cards.

●	Increasing revenues through the introduction of a scaled down version of our Compu-Capture(R) product.

●	Increasing revenues through the addition of innovative technologies as a Value Added Seller.

●	Acquiring and effectively adding management support to profitable companies complementary to its broadened target markets.

Liquidity and Capital Resources

We had net losses of ($1,806,298) and ($3,921,934) during the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we had a cash balance in the amount of $208,903 and current liabilities of $14,723,799. The total amount of notes payable and debentures is $8,940,395. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $11,139,595 as of June 30, 2007. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	522,863	522,863	0
Accrued interest on loans	1,676,337	1,676,337	0
Note payable	3,500,000	3,500,000
Convertible Debentures	5,440,395	0	5,440,395
Total Contractual Obligations	$11,139,595,	$5,699,200	$5,440,395

The Company is currently in default on several of the convertible debentures that are included in current liabilities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2007 or as of the date of this report.

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities:

The Company is in default of $5,747,532 of outstanding debentures. Although the debenture holders have not pursued their rights under such debentures, there can be no assurances that such rights will not be exercised.

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

ALLIED SECURITY INNOVATIONS, INC.
(Registrant)

Date: August 13, 2007	By: /s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer)
(Chairman)

Date: August 13, 2007	By: /s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO
(Principal Financial and Accounting Officer)