Form 10QSB
period 2007-09-30
Allied Security Innovations, Inc.
filed 2007-11-08
CIK 927454

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 25, 2007
$.001 par value	283,977,662 Shares

Transitional Small Business Disclosure Format Yes ☐ No ☒

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

Condensed Consolidated Unaudited Financial Statements:
Condensed Consolidated Balance Sheet at September 30, 2007	3
Condensed Consolidated Statements of Operations for the
Three Months and Nine Months Ended September 30, 2007 and September 30, 2006	4
Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2007 and September 30, 2006	5

Notes to Condensed Consolidated Financial Statements	7

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AT SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$378,937
Accounts receivable, less allowances of $87,525.	604,758
Inventory	544,554
Prepaid expenses	6,960

Total Current Assets	1,535,209

Property and equipment, net	321,308

Other Assets
Deposits	16,424
Officer's Loan	20,000
Goodwill	4,054,998
Intangible assets, net	156,929

Total Other Assets	4,248,351

TOTAL ASSETS	$6,104,868

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$150,764
Accrued expenses	324,017
Accrued payroll	53,982
Accrued interest	1,848,989
Deferred income	82,066
Note payable	3,500,000
Convertible debentures, net of debt discount	5,148,407
Derivative liabilities	12,738,131

Total Current Liabilities	23,846,356

Long Term Liabilities
Convertible debentures, net of debt discount	303,953
Total Long Term Liabilities	303,953

Total Liabilities	24,150,309

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value: authorized shares – 1,000,000;
issued and outstanding shares – none
Common stock, par value $.001; authorized 9,999,000,000 shares at
September 30,2007; 205,601,332 issued and outstanding at September 30, 2007	205,601
Additional paid in capital	18,885,509
Accumulated deficit	(37,136,551)

Total Stockholders' Deficit	(18,045,441)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,104,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
INCOME
Net Sales	$1,367,040	$1,300,203	$3,396,372	$3,404,896
Cost of Revenue	320,905	291,038	931,278	918,918
Gross Profit	1,046,135	1,009,165	2,465,094	2,485,978

OPERATING EXPENSES
General and administrative	685,836	591,711	1,769,079	1,687,637
Sales and marketing	76,979	89,472	335,571	307,521
Research	24,534	29,143	77,314	82,797
Total Operating Expenses	787,349	710,326	2,181,964	2,077,955

INCOME BEFORE OTHER INCOME (EXPENSE)	258,786	298,839	283,130	408,023

OTHER INCOME (EXPENSE)

Interest expense	(172,043)	(193,978)	(527,067)	(581,423)
Beneficial interest from conversion	(58,856)	(52,064)	(245,636)	(1,599,124)
Amortization of deferred financing cost	-	(30,320)	-	(100,166)
Amortization of debt discount	(33,960)	(323,029)	(101,880)	(969,087)
Change in fair market value of derivative liability	(3,804,872)	36,539	(4,972,893)	(1,292,617)
Depreciation and Amortization	(24,622)	(27,114)	(77,518)	(68,720)
Other income and expenses	-	(664)	-	(10,611)

Total Other Income (Expense)	(4,094,353)	(590,630)	(5,924,994)	(4,621,748)

Loss before provision for income taxes	(3,835,567)	(291,791)	(5,641,864)	(4,213,725)
`
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(3,835,567)	$(291,791)	$(5,641,864)	$(4,213,725)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.02)	$(0.09)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	120,304,482	19,001,731	64,536,974	14,184,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,641,864)	$(4,213,724)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Depreciation and amortization	77,518	53,656
Amortization of deferred financing cost	-	100,166
Amortization of debt discount	101,880	960,087
Amortization of benefical interest	245,636	1,917,074
Change in fair market value of derivatives	4,972,893	1,292,617
Bad debt expense	(30,531)	-

Changes in operating assets and liabilities:
Accounts receivable	(15,076)	(270,668)
Inventory	(6,189)	(187,447)
Prepaid expense, deposits and other assets	(41,654)	(2,359)
Accounts payable	35,204	74,736
Accured expenses	(10,743)	9,212
Accured interest	407,551	162,019
Deferred Income	(52,329)	(9,173)
Total adjustments	5,684,160	4,099,920

Net cash provided by (used in) operating activities	42,296	(113,804)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment	(54,078)	-

Net cash used in investing activities	(54,078)	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Payment of convertible debentures	(2,000)	-

Net cash used in financing activities	(2,000)	-

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(13,782)	(113,804)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	392,719	295,811

CASH AND CASH EQUIVALENTS - END OF PERIOD	$378,937	$182,007

SUPPLEMENTAL SCHEDULE OF CASH PAID DURING THE PERIOD:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007 and 2006

Note 1 - Organization and Basis of Presentation

The unaudited interim financial information included has been prepared by Allied Security Innovations, Inc. (the “Company” or “ASII”) without audit, pursuant to the rules and regulations of the Security and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the operations for the periods presented.

Note 2 - Description of Business and Recent Developments

On December 19, 2006 a special meeting of the shareholders was held and at the meeting the shareholders passed a resolution to change the name of the company from Digital Descriptor Systems, Inc. (“DDSI”) to Applied Security Innovations, Inc. The shareholders also passed a resolution to authorize a 1 for 500 reverse stock split. Both of these actions were completed on February 5, 2007. In addition the 2006 Incentive Stock Option Plan adopted by The Board of Directors on October 12, 2006 was approved by the shareholders. On October 9, 2007 the companies stock began trading on the NADAQ-over-the-counter market. Previously, the Company’s common stock traded on Pink Sheets.

On July 1, 2007 the offices of Allied Security Innovations, Inc. and the Somerset office of CGM Applied Security Technologies, Inc., the Company’s wholly owned subsidiary, were combined into a new office located at 1709 Route 34, Farmingdale, NJ in a 6,000 square foot combination warehouse /office space. The reason for this was cost savings and improved operational efficiencies.

Allied Security Innovations, Inc., incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to test and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture ® Law Enforcement Program, which is marketed to law enforcement agencies and prison facilities and generates the majority of the Company's revenues. Substantially all of the Company's revenues are derived from governmental agencies in the United States.

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

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectability is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $82,066 for the Nine Months ended September 30, 2007. Revenue allocable to other services is recognized as the services are provided. The CGM subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs

All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $ 77,314 and $82,797, respectively, for the Nine Months ended September 30, 2007 and 2006.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $604,758 at September 30, 2007.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any, that will not be collected. The allowance for doubtful accounts is $87,525 at September 30, 2007.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007 and 2006

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

Accounting for Stock Options

The Company determines stock-based compensation expense under Financial Accounting Standards Board issued Statement No. 123R (SFAS 123R), "Accounting for Stock-Based Compensation". The effect of applying SFAS 123R to the Company's stock-based awards results in net loss and net loss per common share that are disclosed in Note 8.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statement as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Also in September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements (SAB 108), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007 and 2006

Note 5 - Convertible Debentures

Based on the guidance in SFAS155 and EITF00-19, the Company concluded that the conversion features of its’ convertible debentures were required to be accounted for as derivatives. The imbedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change.

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

During September 2001, the Company issued two convertible debentures for an aggregate amount of $400,000. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due on September 30, 2002. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Interest on the debentures was not paid quarterly and accordingly accrued interest and late fees payable related to the notes is included in the accompanying condensed consolidated financial statements.

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
September 30, 2007 and 2006

During 2004, $10,500 of the debenture was converted into 35,000,000 shares of common stock (70,000 shares after stock split in February 2007) and during 2003; $3,164 of the debenture was converted into 15,818,010 shares of common stock.

In December, 2001 the Company issued three convertible debentures for an aggregate amount of $500,000. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due December 31, 2002. Interest accrues at the rate of 12% per annum through maturity, and increased to 15% per annum during the default period. Quarterly interest payments were not made, and accordingly accrued interest payable related to the notes is included in the accompanying condensed consolidated financial statements.

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

In September 2002, a 12% convertible promissory note for $75,000 was issued to two investors. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due in August 2003. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Quarterly interest on the debentures was not paid and accordingly accrued interest and late fees payable related to the notes is included in the accompanying condensed consolidated financial statements.

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

In September 2002, the Company issued secured convertible debentures in the aggregate principal amount of $100,000. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due on September 30, 2003. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Quarterly interest on the debentures was not paid, and accordingly accrued interest and late fees payable related to the notes is included in the accompanying condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007 and 2006

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

In January, 2003 the Company issued three convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due January 10, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the condensed consolidated financial statements.

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

In February, 2003, the Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due February 27, 2004. Quarterly interest due was not paid and accordingly accrued interest is included in the condensed consolidated financial statements.

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
September 30, 2007 and 2006

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

In April, 2003, The Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due September 30, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the condensed consolidated financial statements.

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

In October, 2003, the Company issued two convertible debentures for an aggregate amount of $165,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due October 1, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the condensed consolidated financial statements.

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

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007 and 2006
In November, 2003, the Company issued two convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 10%. The debentures are in default as they were due November 27, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the condensed consolidated financial statements.

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

In December, 2003, the Company issued three convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due by December 3, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the condensed consolidated financial statements.

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

In November, 2004, the Company issued four convertible debentures for an aggregate amount of $3,500,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in November, 2005. Quarterly interest was not paid and accordingly accrued interest is included in the condensed consolidated financial statements.

The holders have the right to convert the principal amount and interest due under the debentures into shares of the Company's common stock. The conversion price in effect on any conversion date shall be the lesser of (1) $.0005 or (2) 67% of the average of the lowest three inter-day sales prices of the common stock during the twenty trading days immediately preceding the applicable conversion date. In addition the debenture holders also received warrants to purchase 10,500,000 shares at an exercise price of $0.005 per share anytime before November 30, 2009. The estimated fair value of the warrants, $5,250, was also recorded as a debt discount. The total debt discount is being amortized on a straight line basis which approximates the effective interest method over the life of the note. $71,828 of this amount was charged to interest expense during 2004.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007 and 2006

Additional costs of $391,569 with the issuance of the convertible debentures were recorded as deferred financing cost and are being amortized on a straight-line basis which approximates the effective interest method, over the term of the debentures. Unamortized costs as of December 31, 2004 amounted to $376,509. In September 2005, $513,431 was repaid on convertible debentures from the proceeds of this debenture.

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

Note 6 - Deferred Financing Costs

Deferred financing costs represent cost incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. The net financing costs were $0 and $164,272 for the Nine Months ended September 30, 2007 and 2006, respectively.

Note 7 - Commitments and Contingencies

Operating Lease
CGM leases two facilities, one in Somerset NJ and the other in Staten Island, New York under non-cancelable lease agreements that end in December 2007 and December 2008, respectively.

On July 1, 2007 the offices of Allied Security Innovations, Inc. and the Somerset office of CGM Applied Security Technologies, Inc. were combined into a new office located at 1709 Route 34, Farmingdale, NJ in a 6,000 square foot combination warehouse /office space. The reason for this was cost savings and improved operational efficiencies.
The new lease is a five year lease that ends in May 2012.

Employment Agreements

Anthony R. Shupin, Chairman, President and Chief Executive Officer. Mr. Shupin was re-appointed as Chairman, President and Chief Executive Officer effective February, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Shupin, which entitled him to a base salary of $227,900 per year, which may at the Board of Directors discretion adjust his base salary (but not below $215,000 per year). Mr. Shupin is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Shupin will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Shupin shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Plan, Mr. Shupin will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. The Company may grant Mr. Shupin, following the first anniversary of the date hereof and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Shupin will be entitled to 25 vacations days per year at such times as may be mutually agreed with the Board of Directors. ASII will provide Mr. Shupin a monthly car allowance of One Thousand Dollars ($1,000) along with related car expenses.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007 and 2006

Michael J. Pellegrino, Senior Vice President and Chief Financial Officer. Mr. Pellegrino was appointed as Senior Vice President and Chief Financial Officer effective February 25, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $185,500 per year which may at the Board of Directors discretion adjust his base salary (but not below $175,000 per year). Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. ASII may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Pellegrino will be entitled to 25 vacation days per year at such times as may be mutually agreed with the Board of Directors. ASII shall also furnish Mr. Pellegrino with monthly car allowance of One Thousand Dollars ($1,000) and related car expenses.

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

Note 8 - Stock Option and Other Plans

Effective November 13, 2006, Digital Descriptor Systems, Inc. ("DDSI") granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services.

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

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2006	33,000	—	—	33,000	$.10 - $.365
Outstanding at September 30, 2007	33,000			33,000	$.10-.365

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007 and 2006

Note 9 - Contingency

There were two holders of convertible notes dated December 31, 2001 who could potentially seek similar damages from the Company. Should they seek these damages, the Company could incur an additional expense of $71,668. Management feels however, that the likelihood that the other holders will seek the damages is remote, and therefore, no provision for this expense has been made in the accompanying condensed consolidated financial statements.

On October 16, 2003, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.

Note 10 - Purchase of CGM Applied Security Technology, Inc.

On September 1, 2005, the Company acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among the Company and CGM dated as of February 25, 2005. In connection with the acquisition, the Company and CGM each entered into an employment agreement with Erik Hoffer (the "Employment Agreement"). CGM is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers.

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

In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the "Investors") which extended the maturity date of debt instruments issued on November 30, 2004 until September 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of (i) $0.0005 or (ii) 40% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share.

Note 11 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the Nine Months ended September 30, 2007. These factors raise substantial doubt about its ability to continue as a going concern.

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

Presently, the Company cannot ascertain the eventual success of management’s plan with any degree of certainty. Each objective is contingent upon a number of factors and the Company does not represent that any or all of these objectives will occur. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues for the three months ended September 30, 2007 were $1,367,040 compared to $1,300,203 for the three months ended September 30, 2006, an increase of $66,837 or 5%. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the three months ended September 30, 2007 was $320,905 compared to $291,038 for the three months ended September 30, 2006 an increase of $29,867 or 10% The increase was attributable to an increase of sales and cost. Cost of revenue sold as a percentage of revenue for the three months ended September 30, 2007 was 24% of total revenues.

Operating expenses for the three months ended September 30, 2007 were $787,349 compared to $710,326 for the three months ended September 30, 2006, an increase of $77,023 or 10.8%. This increase was mainly attributable to the increase in general and administrative cost.

General and Administrative expenses for the three months ended September 30, 2007 were $685,836 compared to $591,711 for the three months ended September 30, 2006 for an increase of $94,125 or 15%. This increase was mainly attributable to the cost of moving the Sea Girt office and the Somerset office to Farmingdale, New Jersey.

Sales and Marketing expenses for the three months ended September 30, 2007 were $76,979 compared $89,472 for the three months ended September 30, 2006 for a decrease of $12,493 or 14%. This decrease was mainly attributable to the company’s loss of one salesman in June who was not replaced until the middle of September.

Research and development expenses for the three months ended September 30, 2007 were $24,534 compared to $29,143 for the three months ended September 30, 2006 for a decrease of $4,609 or 16%. This decrease was due to the termination of the part-time support employee.

ASII had a net (loss) for the three months ended September 30, 2007 of $(3,835,567) and a net loss for the three months ended September 30, 2006 of $(291,791). This is an increase in net (loss) of $(3,543,776) or (1,215%). This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivative according to the guidance of SFAS133 and EITF00-19.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues for the Nine Months ended September 30, 2007 were $3,396,372 compared to $3,404,896 for the Nine Months ended September 30, 2006, a decrease of $8,524 or 0.3%. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the Nine Months ended September 30, 2007 was $931,278 compared to $918,918 for the Nine Months ended September 30, 2006 an increase of $12,360 or 1.3%. Cost of revenue sold as a percentage of revenue for the Nine Months ended September 30, 2007 was 27.5% of total revenues.

Operating expenses for the Nine Months ended September 30, 2007 were $2,181,964 compared to $2,077,955 for the Nine Months ended September 30, 2006, an increase of $104,009 or 5%. This increase was mainly attributable to moving cost in the third quarter and an increase in salaries and overhead cost.

General and Administrative expenses for the Nine Months ended September 30, 2007 were $1,769,079 compared to $1,687,637 for the Nine Months ended September 30, 2006 for an increase of $81,442 or 5%. This increase was mainly attributable to the cost of moving the Sea Girt office and the Somerset office to Farmingdale New Jersey.

Sales and Marketing expenses for the Nine Months ended September 30, 2007 were $335,571 compared $307,521 for the Nine Months ended September 30, 2006 for an increase of $28,050 or 9%. This increase was mainly attributable to the company increasing its advertising budget, increase in presence at trade events which in turn increased travel expenses, and instituting a commission program for sales personal and the reclassification of some expense from general and administrative.

Research and development expenses for the Nine Months ended September 30, 2007 were $77,314 compared to $82,797 for the Nine Months ended September 30, 2006 for a decrease of $5,483 or 6.7%. This decrease was due to the termination of the part-time support employee.

ASII had a net (loss) for the Nine Months ended September 30, 2007 of $(5,641,864) and a net loss for the Nine Months ended September 30, 2006 of $(4,213,725). This is an increase in net (loss) of $(1,428,139) or (34%). This was primarily due to the change in accounting procedures in which convertible debentures are treated as derivative according to the guidance of SFAS133 and EITF00-19.

Net cash provided by (used in) operating activities for the Nine Months ended September 30, 2007 and the Nine Months ended September 30, 2006 was $42,296 and $(113,804), respectively. The increase in cash provided by operating activities for the Nine Months ended September 30, 2007 was $156,100.

Net cash (used in) investing activities was ($54,078) and ($0) for the Nine Months ended September 30, 2007 and the Nine Months ended September 30, 2006 respectively. This increase was due in part to updating computers and computer software operating systems.

Net cash (used in) financing activities was $(2,000) and ($0) for the Nine Months ended September 30, 2007 and the Nine Months ended September 30, 2006, respectively.

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

Over the next twelve months, management is hopeful that sufficient working capital may be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At September 30, 2007, ASII had assets of $6,104,868 compared to $6,405,187 on September 30, 2006 a decrease of $300,319 and shareholder (deficit) of $(37,136,551) on September 30, 2007 compared to shareholder (deficit) of $(31,358,530) on September 30, 2006, an increase of ($5,778,021). This increase in shareholder (deficit) for the Nine Months ended September 30, 2007 resulted from the net loss for the Nine Months ended September 30, 2007.

Plan of Operations

Acquisition of CGM

On September 1, 2005, ASII and CGM Sub acquired substantially all of the assets of CGM, for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among ASII, CGM Sub and CGM dated as of February 25, 2005.

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

In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the "Investors") which extended the maturity date of debt instruments issued on November 30, 2004 until September 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of

(i) $0.0005 or (ii) 60% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share.

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

ASII's long-term objective is as follows:

To enhance its sales of the product line acquired with the acquisition of CGM both domestically and internationally, though the addition of sales representative and distributors.

To seek additional products to sell into its basic business market - Criminal Justice - so that ASII can generate sales adequate enough to allow for profits.

ASII believes that it will not reach profitability in the foreseeable future due to its debt service. Over the next twelve months, management is hopeful that sufficient working capital may be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. If ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

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

Liquidity and Capital Resources

We had net losses of ($5,641,864) and ($4,213,724) during the Nine Months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we had a cash balance in the amount of $378,937 and current liabilities of $18,697,949. The total amount of notes payable and debentures is $8,952,360. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $11,330,112 as of September 30, 2007. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	528,763	528,763	0
Accrued interest on loans	1,848,989	1,848,989	0
Note payable	3,500,000	3,500,000
Convertible Debentures	5,452,360	0	5,452,360
Total Contractual Obligations	$11,330,112,	$5,877,752	$5,452,360

The Company is currently in default on several of the convertible debentures that are included in current liabilities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2007 or as of the date of this report.

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities:

The Company is in default of $5,725,537 of outstanding debentures. Although the debenture holders have not pursued their rights under such debentures, there can be no assurances that such rights will not be exercised.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 9, 2007 the companies stock trading moved from the Pink Sheets to NASDAQ Bulletin Board.

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

ALLIED SECURITY INNOVATIONS, INC. (Registrant)

Date: November 8, 2007	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: November 8, 2007	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)