Form 10KSB
period 2007-12-31
Allied Security Innovations, Inc.
filed 2008-04-15
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934. For the fiscal year ended December 31, 2007.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934. For the transition period from ____________ to ____________

Commission file number 0-26604

Allied Security Innovations, Inc.
Formerly Digital Descriptor Systems, Inc.

(Name of small business issuer in its charter)

Delaware	23-2770048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1709 Route 34, Suite 2, Farmingdale, New Jersey	08750
(Address of principal executive offices)	(Zip Code)

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

The issuer had revenues of $4,367,941 for the fiscal year ended December 31, 2007.

As of February 29, 2008, 1,054,267,741 shares of the issuer's Common Stock were outstanding.

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

On December 19, 2006 a special meeting of the shareholders was held and at the meeting the shareholders passed a resolution to change the name of the company from Digital Descriptor Systems, Inc. (“DDSI”) to Applied Security Innovations, Inc (“ASII”). The shareholders also passed a resolution to authorize a 1 for 500 reverse stock split. Both of these actions were completed on February 5, 2007. In addition the 2006 Incentive Stock Option Plan adopted by The Board of Directors on October 12, 2006 was approved by the shareholders. On October 9, 2007 the companies stock began trading on the NASDAQ-over-the-counter market. Previously, the Company’s common stock traded on Pink Sheets.

On July 1, 2007 the offices of Allied Security Innovations, Inc. and the Somerset office of CGM Applied Security Technologies, Inc., the Company’s wholly owned subsidiary, were combined into a new office located at 1709 Route 34, Farmingdale, NJ in a 6,000 square foot combination warehouse /office space. The reason for this was cost savings and improved operational efficiencies.

ITEM 1. Description of Business

Our Business

During 2005 the Company acquired CGM Security Solutions, Inc. as a wholly owned subsidiary and changed its name to CGM Applied Security Technologies, Inc. In conjunction with the acquisition the Company has changed its primary focus from the law enforcement market to the security market in general as it believes that the potential for revenue is much greater.

Description of Business of CGM

CGM-AST is a manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products. Focused primarily on “deterrent technologies”, CGM-AST designs and develops customized tamper evident devices which when integrated into a security protocol; provide chain of custody and/or proof of tampering for targeted assets.

Products

CGM-AST has Trade Secret protection on its Secure T.R.A.C.® tape, Super Seals, Water Gum Tape, developed a Button Memory Seal and Sentry Sensor®. It also has distribution rights on all NAVATECH products and seals, and owns the rights to the patented ToppClip® pallet security device. In addition, CGM-AST provides authentication technology and products to clients to act as brand protection elements to finished goods. This brand protection technology can help manufacturers reduce the incidences of "knock-offs" that are common in the garment and accessory businesses. CGM-AST’s core products are: CGM-AST Tapes, Self-Wound Security Tape, Void Labels and Void Tape for Bag Closure, SUPERSEALS(R), Custom Coated Products, CGM-AST Conductive Inks and Membrane Switch Components, EMAPS(R), Locks, Sentry Sensor(R) and other representative items.

SUPERSEAL(R) and self-voiding carton sealing tape known as SECURE T.R.A.C.(R) show a customized signature if attempts are made at removing them. If cut and resealed, SUPERSEAL(R) further shows an "opened" legend on the seal's center surface. With self-wound void tape, any attempt at resealing is negated by the surface coating on the tape. An "opened" legend is also left on the tape if removed. Since the products are manufactured in-house, CGM-AST controls all features and has the ability to customize the products to the customer's needs. CGM-AST also offers converted labels, seals, and money bags. CGM-AST manufactures a variety of adhesives, graphics and die cut label configurations for companies whose logos always appear on the tape or label for security purposes. No generic product can be substituted for this product since no one makes an identical product.

Uses for this product and technology include such items as:

•  Aircraft and truck seals

•  Fiber and Steel drum seals

•  Motor Vehicle inspection seals

•  Pharmaceutical Packaging

•  Box or container closure seals

•  Cash bag components

•  Computer seals

•  Validation devices

•  General security products

•   Law Enforcement Agencies

Once CGM-AST's products are applied to a particular surface, any attempt at removal will leave a sign in the form of an indelible word or legend on the tape and a removable or permanent legend on the enclosure. The EMAPS(R) or Electro-Magnetic Asset Protection System reflects entry by sending an electronic signals if cut. EMAPS(R) products function without the need to identify a cut visually. Both products, the labels and the scanners, are unique and only manufactured by CGM-AST.

Production Process

The CGM-AST manufacturing process can best be described as one of "converting". CGM-AST takes highly processed materials, which are manufactured elsewhere, and converts them into finished products. The Staten Island production facility has been designated as a secure facility for purposes of certain clientele.

CGM-AST purchases processed materials from 6 to 8 key suppliers, including DuPont, Luminite Corp, Adhesive Research, Sun Chemical, Houghton Chemical and Video Jet. For Video Jet, for OEM products, CGM-AST purchases from approximately 15 different companies. CGM-AST has an exclusive distribution relationship in connection with some of these products, while for other products CGM-AST is one of few or many resellers.

Markets & Customers

The primary factors behind the need for CGM-AST’s products are: (i) the escalation of cargo theft and tampering, (ii) the need for enhanced cargo security because of the fear of terrorism, (iii) damage control of freight and cargo, (iv) the need for security products, (v) brand protection and authentication requirements and (vi) governmental and regulatory requirements.

CGM-AST products are certified by the Customs-Trade Partnership Against Terrorism ("C-TPAT"), a joint initiative between government and business designed to protect the security of cargo entering the United States while improving the flow of trade. C-TPAT requires importers to take steps to assess, evolve and communicate new practices that ensure tighter security of cargo and enhanced security throughout the entire supply chain. In return, their goods and conveyances will receive expedited processing into the United States. Many of our products are also ISO 17712 compliant, which is a standard for international shipping and container security.

Principal Customers

CGM-AST’s current client base includes over 2000 national and international companies, including producers of high value items such as perfumes, computers, silicon chips, jewelry, cash and negotiable documents. The market for tamper evidence includes flavors, fragrances, foodstuffs and components. CGM-AST’s products are used by U.S. Government agencies (e.g.: DOD, TSA, DHS, CBP) and Foreign National Governments, major airlines, pharmaceutical clients for packaging and clinical trials and multiple suppliers of high end electronics. CGM-AST’s products have also been recommended by major insurance companies. All elements of the supply chain, including growers, manufacturers, shippers and retailers are among our clientele.

Sales

CGM-AST has three direct salespeople, two independent representatives and 5 distributors for domestic sales. There are over 12 representative distributors for sales abroad managed by an in-house Director for International Channel Management. CGM-AST supplements its sales force with Internet advertising, trade shows, and PR benefits including participation and Chairing of educational programs and committees (e.g.: the International Cargo Security Council (ICSC)) and a variety of legislators and key accounts targeted by an Executive level PR campaign,

Competition

Several other companies manufacture products that are similar to CGM-AST’s self-voiding label stock. As far as we know those products are limited in scope and do not adequately address the issues of “needs based tampering by virtue of their inability to withstand the normal means of breaching adhesive products. However, new innovations and better sales/marketing by other companies with a product-solutions market approach could affect our ability to market our products.

As both a manufacturer and converter, CGM-AST delivers finished goods to users in response to client's individual needs. CGM-AST can modify its products through all phases of its development to make it user friendly and compatible with the needs of its desired application.

CMG-AST has a unique platform of products, designed and customizable to address client’s needs against individual threats. There are approximately 12 seal manufacturers that offer seals and compete with each other over price. CGM-AST sells through a "needs based- threat-specific" assessment and determines final product design on the basis of functionality.

Industry Trends

It is estimated that losses from cargo theft each year reach 30-50 billion dollars globally and 12 billion dollars in the US, and that these numbers will continue to rise. Firgures taken from L.H. Gray entitled Facing the Growing Problem of Loss and Theft.

Employees

ASII employs a total of 18 full time employees, of whom 13 are employed by CGM.

ASII develops, assembles, markets and installs computer systems which capture video, digitally captured images and scanned images, digitize the image, link the digitized images to text/data and store the image and text on a computer database which allows for transmitting the image and text by computer or telecommunication links to remote locations.

Imaging technology enables computers to record, store and retrieve both textual information and visual images. The common problem in imaging technology is how to record, store, process and retrieve information and images within the same system. ASII's software programs utilize technology to link the textual information with the images so that customers can record and retrieve related text and images. ASII originally developed the software to address the information retrieval problems of tax assessors. ASII subsequently adapted the software for use by law enforcement agencies and management of jail facilities. ASII's software also addresses different information retrieval needs such as reproducing line ups and producing housing badges (jails), bar coded wristbands for identification which facilitates movement within jails and courts and storing and retrieving hand written and computer generated document images within arrest records. Heightened sensitivity since 9/11 has caused an increase in awareness for software and hardware programs related to digital identification. This awareness is causing more resources to be allocated to the development of technologies in this field. ASII has a strong focus on developing, integrating or reselling products to its client base as well as new markets.

While the majority of ASII's sales are one time software based sales, ASII does offer maintenance and support for their products.

Product and Services

Compu-Capture(R)

ASII's principal product is the Compu-Capture(R) law enforcement program. This program combines digitized image and textual information. The system has been developed primarily for the criminal justice market, including law enforcement, jail and correctional facilities.

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

The following versions of the Compu-Capture(R) offered are as follows:

Compu-Capture(R) 32SQL

Compu-Capture(R) 32 is ASII's stand alone application. This version of the Compu-Capture(R) product line contains its own database and can function on its own without integration into law enforcement existing records or a jail management system. The database allows for the capture of basic demographic information such as physical characteristics. This information can then be sorted for quick and easy retrieval of a particular record or various records with similar characteristics. The CPC32 can be used on a Personal Computer or networked together.

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

Maintenance and Support

In addition to the installation of ASII's systems, ASII trains the personnel of the system purchaser in the use and operation of the system. ASII provides maintenance and support for a limited period of time. ASII also offers its customers' ongoing maintenance and support plus updates of the software, for an annual fee.

Marketing

Law Enforcement Applications

ASII markets and sells its law enforcement product line through an internal sales force, an independent dealer network and vendors of compatible software applications.

ASII employs one (1) part-time employee in sales, marketing or sales management. Leads are generated and followed up by the salesmen, who sell directly to the end user. The employees also work with sales employees of other vendors in making sales calls and proposals.

Additionally, ASII markets its Law Enforcement products through vendors of compatible software applications.

Customers

ASII maintains a continuing relationship with its customers based upon support services and periodic upgrades of the Compu-Capture(R) line and Compu-Sketch(R) software. Although the major revenue-generating event is the initial installation and any significant expansion of that installation, the annual sales of maintenance support services, which ASII performs subsequent to the installation, generates approximately 41% of the installed software license fee.

ASII does not rely on any particular customers or business partners for the majority of their sales.

Business Alliances

Our business alliance relationships have changed over the years and we generate very little of our revenue through our relationships with records management and jail management vendors. Since these vendors have written the necessary integration to use ASII imaging solutions, when a customer is looking to include an imaging system in their program, the vendor will inform ASII of the customers need. ASII is responsible for all marketing and sales efforts of our imaging solution. ASII believes a very small portion of its revenue will come through these relationships. The imaging market has changed tremendously over the past 10 years and is not in our opinion a viable avenue of growth for the Company.

ASII supplies to its business partners a SDK (software developers kit), which allows them to link our software to their software.

Greater Penetration of Existing Customers

In addition to seeking new customers, ASII has recently established a marketing program to focus on the existing customer, which includes over 1,000 agencies. ASII is hopeful that with addition of the CGM-AST subsidiary that it can now capitalize and generate increased revenues from its existing customers by offering them the products of CGM-AST, many of which can be used in the law enforcement environment.

Seek Acquisitions and Alliances

ASII management plans to execute an acquisition strategy. The make-up of the targeted acquisitions must include products and markets which complement and expand its present client base. Profitable, niche companies will be integrated into ASII's growth through acquisition strategy. ASII plans to use funding derived from external investors.

On March 1, 2005, ASII and CGM Applied Security Technologies, Inc. ("CGM-AST Sub"), acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM-AST were acquired pursuant to an Asset Purchase Agreement among ASII, CGM-AST Sub and CGM Security Solutions dated as of February 25, 2005.

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST Sub for the fiscal year ending December 31, 2007 and (ii) an independent valuation of CGM-AST Sub based upon the consolidated audited financial statements of the Company and CGM-AST Sub for the fiscal years ended December 31, 2007 and 2006. In addition, the Company has granted CGM-AST a secondary security interest in substantially all of its assets and intellectual property. If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is a likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.

In connection with the Acquisition, the Company entered into a letter agreement with certain of its investors (the "Investors") which extended the maturity date of debt instruments issued on November 30, 2004 until March 1, 2008, and amended the conversion price of the debt that is held by the Investors to the lower of (i) $0.0005 or (ii) 60% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. In addition, the exercise price of the warrants held by the Investors was amended to $.001 per share. As of April 2008, the Company is currently in negotiations with the Investors to extend the terms of the note.

Sales by Geographic Area

During the fiscal year ended December 31, 2007 the percentage of revenues that ASII received from domestic customers has been approximately 74.7%. Foreign sales for 2007 were $1,104,302.

Competition

ASII has multiple solutions being sold to the Criminal Justice market with its competitive position varying by product.

ASII's Compu-Capture(R) system (video imaging mug shot solution) currently has several competitors, including ImageWare Systems of San Diego, California.

The Compu-Sketch(R) is a computerized, non-artistic, professional composite system. Though there is significant competition in this field, ASII believes that the Compu-Sketch(R) provides an easier system to use plus offers a larger database than its competitors.

ASII's Compu-Scene product is packaged with other ASII systems. ASII carries it in order to provide to its customers a more complete package of products.

Suppliers

ASII's hardware is compatible with the IBM AS400 and other mainframe and mini computer manufacturers. The peripheral equipment used in connection with ASII's system, such as video equipment, can be provided with a wide range of manufacturers. As a result ASII is not dependent on any particular supplier or raw material.

Government Regulation or Government Approval

Most law enforcement agencies purchasing new or upgraded or expanded systems require that the system meet the requirements of NCIC2000, ANSI-NIST standards and standards issued by the National Crime Information Commission and by the FBI. All ASII products and solutions were required to meet these requirements.

Research and Development

ASII spent $101,687 and $107,024, respectively for the years ended December 31, 2007 and 2006 on research and development. This amount includes amounts spent on outside sources for assistance with Research & Development projects. None of these costs have been borne directly by our customers.

Product Liability Insurance

Although ASII believes its products are safe, it may be subject to product liability claims from persons injured through the use of ASII's marketed products or services. ASII carries no direct product liability insurance, relying instead on the coverage maintained by its distributors and manufacturing sources from which it obtains product. There is no assurance that this insurance will adequately cover any liability claims brought against ASII. There also can be no assurance that ASII will be able to obtain its own liability insurance (should it seek to do so) on economically feasible terms. ASII's failure to maintain its own liability insurance could materially adversely affect its ability to sell its products in the future. Although no product liability claims have been brought against ASII to date, if there were any such claims brought against ASII, the cost of defending against such claims and any damages paid by ASII in connection with such claims could have a materially adverse impact upon ASII, including its financial position, results of operations and cash flows.

Patents, Trademarks and Licenses

ASII owns the proprietary rights to the software used in the Compu-Capture(R) programs. In addition, ASII owns the rights to the trademarks "Compu-Capture(R)", "Compu-Color(R)" and "Compu-Scan(R)", all trademarks have been registered with the United States Patent and Trademark Office.

ITEM 2. Description of Property

The Company operates 1709 Route 34, Farmingdale, New Jersey. CGM Applied Security Technologies operates from two locations. The administrative offices are located in Farmingdale, NJ and the production facility is located in Staten Island, NY.

ITEM 3. Legal Proceedings

On October 16, 2003, in the Court of Common Pleas of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706. The liability, net of the security deposit, is included in accrued expenses at December 31, 2007.

ITEM 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters

ASII's (formerly DDSI quoted under the symbol “DDSI”) common stock has been quoted on the OTC Bulletin Board since July 7, 1997 and under the symbol "ASVN" since February 2007. As of November 4, 1999 ASII's shares traded on the Pink sheets. ASII returned to trading on the OTC Bulletin Board effective February 23, 2001, but as of June30, 2003 began trading on the Pink sheets. Under the “ASVN” symbol, ASII returned to the OTC Bulletin Board in October 2007. The following table sets forth, the high and low bid prices for the common stock for the quarters indicated. As of February 1, 2007 there were approximately 3,200 shareholders of record.

	Common Stock Bid Price
Calendar Year 2003	Low	High
First Quarter	$0.0003	$0.0032
Second Quarter	$0.0004	$0.005
Third Quarter	$0.001	$0.0026
Fourth Quarter	$0.0001	$0.002

Calendar Year 2004
First Quarter	$0.0010	$0.0055
Second Quarter	$0.0015	$0.0085
Third Quarter	$0.0004	$0.0027
Fourth Quarter	$0.0004	$0.0009

Calendar Year 2006
First Quarter	$0.0004	$0.0026
Second Quarter	$0.0011	$0.0005
Third Quarter	$0.0036	$0.0001
Fourth Quarter	$0.0009	$0.0001

Calendar Year 2007
First Quarter	$0.0001	$0.0003
Second Quarter	$0.0001	$0.0002
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

As of February 1, 2008, 1,054,267,741 shares of the issuer's Common Stock were outstanding.

We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

During February 2007, $331,449 of the convertible debentures issued in September 2001, were converted into 1,906,000 shares of common stock.

During March 2007, $10,674 of the convertible debentures issued in September 2001, were converted into 2,859,000 shares of common stock.

During March 2007, $15,041 of the convertible debentures issued in September 2001, were converted into 5,807,791 shares of common stock

During April 2007, $5,813 of the convertible debentures issued in September 2001, were converted into 2,859,000 shares of common stock.

During April 2007, $22,457 of the convertible debentures issued in September 2001, were converted into 10,380,310 shares of common stock.

During May 2007, $6,405 of the convertible debentures issued in September 2001 were converted into 6,671,000 of common stock.

During May 2007 $10,194 of the convertible debentures issued in September 2001 were converted in 9,526,792 shares of common stock.

During June 2007 $3,266 of the convertible debentures issued in September 2001 were converted into 6,342,040 shares of common stock

During June 2007 $3,143 of the convertible debentures issued in September 2001 were converted into 4,820,455 shares of common stock

During July 2007 $8,270 of the convertible debentures issued in September 2001 were converted into 19,897,904 shares of common stock

During July 2007 $915 of the convertible debentures issued in September 2001 were converted into 2,024,112 shares of common stock.

During August 2007 $5,838 of the convertible debentures issued in September 2001 were converted into 35,809,160 shares of common stock.

During August 2007 $1,510 of the convertible debentures issued in September 2001 were converted into 12,178,436 shares of common stock.

During September 2007 $3,347 of the convertible debentures issued in September 2001 were converted into 48,961,300 shares of common stock.

During September 2007 $1,834 of the convertible debentures issued in September 2001 were converted into 16,420,079 shares of common stock.

During October 2007 $4,325 of convertible debentures issued in September 2001 were converted into 71,183,728 shares of common stock.

During October 2007, $2,254 of convertible debentures issued in September 2001 were converted into 29,662,740 shares of common stock.

During November 2007, $7,489 of convertible debentures issued in September 2001 were converted into 79,632,642 shares of common stock

During November 2007 $3,406 of convertible debentures issued in September 2001 were converted into 44,815,403 shares of common stock.

During December 2007, $16,309 of convertible debentures issued in September 2001 were converted into 208,996,160 shares of common stock

During December 2007 $3,837 of convertible debentures issued in September 2001 were converted into 41,707,820 shares of common stock.

During January 2006, $2,500 of the convertible debentures issued in September 2001, were converted into 9,920,635 shares of common stock.

During January 2006, $1,400 of the convertible debentures issued in September 2001, were converted into 7,000,000 shares of common stock.

During February 2006, $3,100 of the convertible debentures issued in September 2001, were converted into 19,375,000 shares of common stock.

During February 2006, $2,520 of the convertible debentures issued in September 2001, were converted into 14,000,000 shares of common stock.

During March 2006, $3,400 of the convertible debentures issued in September 2001, were converted into 28,500,000 shares of common stock.

During March 2006, $3,000 of the convertible debentures issued in September 2001, were converted into 15,000,000 shares of common stock.

During April 2006, $1,000 of the convertible debentures issued in September 2001, were converted into 14,682,540 shares of common stock.

During April 2006, $1,000 of the convertible debentures issued in September 2001, were converted into 15,000,000 shares of common stock.

During May 2006, $1,000 of the convertible debentures issued in September 2001 were converted into 15,000,000 of common stock.

During May 2006, $3,560 of the convertible debentures issued in September 2001 were converted in 17,800,000 shares of common stock.

During June 2006 $4,600 of the convertible debentures issued in September 2001 were converted into 23,000,000 shares of common stock

During June 2006 $3,500 of the convertible debentures issued in September 2001 were converted into 17,500,000 shares of common stock.

During June 2006 the Company issued 50,000,000 shares of stock for services rendered by New Equities Publishing for Public Relations.

During July 2006 $10,163 of the convertible debentures issued in September 2001 were converted into 48,800,000 shares of common stock

During July 2006 $11,871 of the convertible debentures issued in September 2001 were converted into 53,039,211 shares of common stock.

During August 2006 $29,099.80 of the convertible debentures issued in September 2001 were converted into 221,570,000 shares of common stock.

During August 2006 $23,106 of the convertible debentures issued in September 2001 were converted into 178,782,781 shares of common stock.

During September 2006 $43,586.60 of the convertible debentures issued in September 2001 were converted into 323,760,000 shares of common stock.

During September 2006 $20, 254 of the convertible debentures issued in September 2001 were converted into 299,410,794 shares of common stock.

During October 2006 $46,825 of convertible debentures issued in September 2001 were converted into 470,000,000 shares of common stock.

During October 2006, $13,172.28 of convertible debentures issued in September 2001 were converted into 411,587,075 shares of common stock.

During November 2006, $14,260 of convertible debentures issued in September 2001 were converted into 401,500,000 shares of common stock

During November 2006 $16,388.33 of convertible debentures issued in September 2001 were converted into 401,623,645 shares of common stock.

During February 2004, the Company issued two convertible debentures for an aggregate amount of $45,000 with simple interest at 12%. The debentures are due February 2006. Interest shall be paid quarterly commencing March 2004. The holder shall have the right to convert the principal amount and interest due into common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.005 or (2) 40% of the average of the lowest three inter-day sales prices of the common stock during the twenty Trading Days immediately preceding the applicable Conversion Date.

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

ITEM 6. Management's Discussion and Analysis or Plan of Operations

Except for historical matters contained herein, the matters discussed in this Form 10-KSB are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions, especially as regarding installation schedules and product mix, and involves risks and uncertainties which may affect the Company’s business and prospects and cause actual results to differ materially from these forward-looking statements, including sufficient funds to finance working capital and other financing requirements of the Company’s market acceptance of the Company’s products and competition in the computer industry.

Critical Accounting Policies

ASII's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

ASII derives revenue from the sale of hardware, software, post customer support (PCS), and other related services. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. Other related services include basic consulting and training. Included with the hardware is software that is not considered to be incidental. Revenue from transactions with customers where the software component is not considered to be incidental is allocated between the hardware and software components based on the relative fair value of the respective components.

ASII also derives revenue from the sale of software without a related hardware component. Revenue allocable to software components is further allocated to the individual deliverable elements of the software portion of the arrangement such as PCS and other services. In arrangements that include rights to PCS for the software and/or other services, the software component arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined using vendor-specific objective evidence, which has been established by the separate sales of these deliverables.

Plan of Operations

The short-term objective of ASII is the following:

•  The short-term objective of ASII is to increase the market penetration of the product line of its CGM-AST subsidiary as the Company believes this is the area where the greatest revenue growth exists.

•  Additionally, ASII plans to execute an acquisition strategy based upon fund availability.

ASII's long-term objective is as follows:

•  To seek additional products to sell into its basic business market - Criminal Justice - so that ASII can generate sales adequate enough to allow for profits.

ASII believes that it will not reach profitability in the foreseeable future. Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. If ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.

ASII is doing the following in its effort to reach profitability:

• Cut costs in areas that add the least value to ASII.

• Concentrate on increasing the sales of the CGM product line.

• Derive funds through investigating business alliances with other companies.

• Acquire and effectively add management support to profitable companies complementary to its broadened target markets.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues for the year ended December 31, 2007 of $4,367,941 decreased $160,592 or 3.55% from the year ended December 31, 2006. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products. The decrease revenue is attributed to the loss of a salesperson for part of the year 2007 and an increase in open orders at the end of the year that were scheduled for production in 2008.

Cost of revenue for the year ended December 31, 2007 was $1,185,313, a decrease of $113,657 or 8.75% from the prior year. Cost of revenue sold as a percentage of revenue for the year ended December 31, 2007 was 27% of total revenues, versus 29% the year earlier.

Operating expenses increased $208,943 or 7.6% during the year ended December 31, 2007 versus the year ended December 31, 2006. This increase was primarily attributable moving the headquarters to Farmingdale New Jersey, an increased spending on Investor Relations and a one time write-down of obsolete inventory totaling $150,000.

General and Administrative expenses for the year ended December 31, 2007 were $2,312,089 versus $2,175,852 for the prior year for an increase of $136,237 or 6%. This increase was primarily attributable moving the headquarters to Farmingdale New Jersey an increased spending on Investor Relations and a one time write-down of obsolete inventory totaling $150,000.

Sales and Marketing expenses for the year ended December 31, 2007 were $541,587 versus $463,544 for the prior year for an increase of $78,043 or 17%. This increase was primarily attributable to the company increasing its advertising budget, increase in presence at trade events which in turn increased travel expenses, and instituting a commission program for sales personal and the reclassification of some expense from general and administrative.

Research and development for the year ended December 31, 2007 was $101,687 compared to $107,024 for the same period prior year for a decrease of $5,337 or 5%. This decrease is attributable to controls on spending.

The net (loss) for ASII increased 274% or $(11,915,663) for the year ended December 31, 2007 to $(16,265,544) from $(4,349,881) for the year ended December 31, 2006. This was due to the items discussed above.

Net cash provided by operating activities for the year ended December 31, 2007 and 2006 was $74,963 and $129,511 respectively. The decrease in cash provided by operating activities in the year ended December 31, 2007 of $(54,548) was due in part to expenditures for infrastructure necessary to move the headquarters to Farmingdale, New Jersey.

Net cash used in investing activities was $(73,054) and $(20,603) for the years ended December 31, 2007 and 2006, respectively. The increase in cash used in investing activities in the year ended December 31, 2007 of $(52,451) was due in part to purchase equipment for the new headquarters in Farmingdale, New Jersey.

Net cash (used in) financing activities was $(8,000) and $(12,000) for the years ended December 31, 2007 and 2006, respectively.

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

At December 31, 2007, ASII had assets of $5,995,957 compared $6,033,224 on December 31, 2006 a decrease of $37,267 and shareholder deficit of $(28,213,749) on December 31, 2007 compared to shareholder deficit of $(12,779,283) on December 31, 2006, an increase of ($15,434,466). This increase in shareholder deficit for the year ended December 31, 2007 resulted from the net loss for the year ended December 31, 2007.

As of December 31, 2007, ASII negative working capital was $(32,087,467), a change from negative working capital of $(11,855,140) at December 31, 2006. The decrease in negative working capital was primarily a result of an increase in the fair market value of the derivative liabilities and an increase in convertible debentures and note payable reclassified to current liabilities.

Recent Developments

On March 1, 2005, ASII and its wholly-owned subsidiary, CGM-AST acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM were acquired pursuant to an Asset Purchase Agreement among ASII, CGM-AST Sub and CGM Security Solutions dated as of February 25, 2006.

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST Sub for the fiscal year ended December 31, 2007 and (ii) an independent valuation of CGM-AST based upon the consolidated audited financial statements of the Company and CGM-AST for the fiscal years ended December 31, 2007 and 2006. In addition, the Company has granted CGM Security Solutions, Inc. a secondary security interest in substantially all of its assets and intellectual property. If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is a likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.

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

ITEM 8A (T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended December 31, 2008.

CHANGES IN INTERNAL CONTROLS

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information regarding our directors and executive officers. Our Board of Directors is comprised of five directors. There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until our next annual meeting of our stockholders and until his successor is elected and qualified or until such director's earlier death, removal or termination.

Name	Age	Position with Company
Anthony Shupin	53	Director, Chief Executive Officer, President
Michael Pellegrino	57	Senior Vice President, CFO and Director
Robert Gowell	38	Director
Vincent Moreno	63	Director
Erik Hoffer	62	Executive Vice President and Director

Anthony Shupin became CEO and President of ASII in October 2003. In November of 2004, he also assumed the position of Chairman of the Board of ASII. His affiliation with ASII began as a member of the Board of Directors in January 2002. His experience includes over 20 years of executive management, sales and marketing management and project and program management with technology computing, aerospace and professional services companies. Prior to ASII, Mr. Shupin served in several capacities in the Technology and Management Consulting field. He founded T Shupin and Associates, a management consulting firm focused on assisting clients in the areas of Sales and Marketing, New Business Start-Up, Operational Analysis and Business/Technology Synchronization. At Deloitte Consulting, he directed activities as a Business Development Executive in the Communications and Media practice. Mr. Shupin's background also includes a role as Director of International Business Development at the world's first commercial satellite aerospace Company. A graduate of Colby College, Waterville, Maine, Mr. Shupin has extended his education at Rutgers University, Cook College in Geographic Information Systems and Remote Sensing training.

Michael Pellegrino became Senior Vice President & CFO in February 2006. He originally joined ASII in 1995 as Vice President & Chief Financial Officer. In March 2002, he was appointed President, Chief Executive Officer and Chief Financial Officer, Secretary and a Director of ASII. From 1984 to 1995, Mr. Pellegrino was Vice President and CFO of Software Shop Systems, Inc. From 1979 to 1984, he was a regional controller for Capital Cities/ABS and from 1972 to 1979 as Director of Financial Systems for ADP. Mr. Pellegrino has a Bachelors degree in accounting from MSU and a Masters in Finance from Rutgers University.

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

Vincent Moreno has been a director of the Company since January 2002. Mr. Moreno provides ASII with over 30 years of experience from a technical and business environment, with the past 23 years at the executive management level. Since 2002, Mr. Moreno has been doing consulting work for various software development firms. From 1998- 2002, he was President and General Manager of PayPlus Software, Inc., a provider of payroll software to the Professional Employer Organization marketplace. He served as Vice President of Operations at ASII from 1996 to 1998. From 1989 to 1995, he served as President and CEO of Mainstem Corporation, a national provider of software services.

Erik Hoffer was appointed as Executive Vice President and a director of the Company and President of CGM-AST in March 2006. Prior to joining the Company, Mr. Hoffer has been the president and chief executive officer of CGM Security Solutions, which he created in 1977. Prior to starting CGM Security Solutions, Mr. Hoffer was the national sales manager of Lamart Corporation from 1972-1977. For the past 37 years, Mr. Hoffer has designed and patented a number of theft control, authentication, barrier and theft detection products. He holds many patents and a considerable amount on corporate trade secrets in manufacturing these products. He is considered an expert in the areas of adhesive coating, conductive inks and cargo security science. For the past four 4 years, Mr. Hoffer has been the chairman of educational events for the National Cargo Security Council and previously the co-chairman of the NCSC GMATS program. Mr. Hoffer received a B.S. in industrial psychology from Northeastern University. He also holds an associates degree in transportation and traffic management.

Code of Ethics

The Company has not formally adopted a written code of ethics that governs all of our officers, directors and finance and accounting employees. The draft code of ethics is filed herewith as Exhibit 14.1

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires ASII's directors and executive officers, and persons who own more than 10% of a registered class of ASII's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of ASII. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish ASII with copies of all

Section 16(a) forms they file.

To ASII's knowledge, based solely on its review of the copies of such reports furnished to ASII and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the following individuals have filed their Form 3s late: Anthony Shupin, Vincent Moreno and Erik Hoffer and the following individuals have filed their Form 4s late: Michael Pellegrino and Robert Gowell.

ITEM 10. Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000 during fiscal 2007and 2006.

					Long Term Compensation
			Annual Compensation		Awards		Payouts
				Other		Securities
Name and				Annual	Restricted	Underlying		Other
Principal				Compen-	Stock	Options/	LTIP	Compen-
Position	Year	Salary	Bonus	sation($)	Award($)	Sar (#)	Payouts($)	sation ($)
Anthony Shupin	2007	$215,000	0	0	0	0	0	0
President & CEO	2006	$198,539	0	0	0	0	0	0

Michael J	2007	$174,022	0	0	0	0	0	0
Pellegrino*	2006	$148,077	0	0	0	0	0	0

Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

Effective November 13, 2006 the Company granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services.

The shares will vest in five equal monthly installments and will be issued at the discretion of Mr. Shupin and Mr. Pellegrino. The shares have not been issued as of December 31, 2007. Each share of A Preferred is convertible into 240,000 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of A Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

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

Options/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Michael J. Pellegrino, CFO	0	N/A	N/A	N/A
Anthony Shupin, President & CEO	0	N/A	N/A	N/A

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

ASII has an employment agreement with Erik Hoffer, pursuant to which Mr. Hoffer will be employed as Executive Vice President of the Company for an initial term of three years, which may be extended, and President of CGM-AST Sub for an initial term of one year, which may be renewed for successive one-year terms. Pursuant to the Employment Agreement, Mr. Hoffer will receive a base salary of $200,000, a bonus of 5% of the gross margin sales increase over the prior year's gross margin sales of CGM-AST products and customary benefits and reimbursements.

Employee and Director Stock Option Plans

ASII adopted the 2006 Stock Incentive Plan, (the "Plan") in order to attract and retain qualified personnel. This plan was adopted by the Board of Directors on October 12, 2006 and approved by the shareholders on December 19, 2006. The Board of Directors has initially reserved 2,500,000 shares of Common Stock for issuance under the 2006 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options, (ISO’s) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (Non_ISO’s) intended to qualify as Incentive Stock Options there under.

The 2006 Incentive Plan and the right of participants to make purchases there under are intended to qualify as an “employee stock purchase plan” under Section 423 of the internal Revenue Code of 1986, as amended (the “Code”). The 2006Incentive Plan is not a qualified deferred compensation plan under Sections 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (”ERISA”)

The number of shares reversed for issuance under the 2006 Incentive Plan accounts for the 1 for 500 reverse stock split.

Compensation of Directors

Outside Directors receive compensation of $500 for each meeting attended for their services as members of the Board of Directors. Directors will receive reimbursement for expenses in attending directors meetings where applicable.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table lists stock ownership of our common stock as of December 31, 2007. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Percentage of beneficial ownership is based upon 681,599,825 shares of common stock outstanding at December 31, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Title	Beneficial Ownership of Common Stock No. of Shares	Percent of Class
Anthony R. Shupin	Chairman, CEO and	15,000,000	*
1709 Route 34 Suite 2	President
Farmingdale, NJ 07727

Michael Pellegrino 1709 Route 34 Suite 2 Farmingdale, NJ 07727	Senior Vice President, Chief Financial Officer & Director	15,000,000	*

Robert Gowell	Director	96,300	*
1709 Route 34 Suite 2
Farmingdale, NJ 07727

Vincent Moreno	Director	0	*
1709 Route 34 Suite 2
Farmingdale, NJ 07727

Erik Hoffer 1709 Route 34 Suite 2 Farmingdale, NJ 07727	Executive Vice President and Director	0	*

All Officers & Directors
As a Group		30,096,300	*

* less than 1%

There are no arrangements known to ASII that at a later date may result in a change in control of ASII.

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
Section 1350

ITEM 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by Bagell Joseph and Levine, our independent registered public accounting firm, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2007 and 2006 were $111,475 and $79,858, respectively.

Audit-Related Fees. The Company did not engage its principal accountants to provide assurance or related services during the last two fiscal years.

Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2007 and 2006 were 7,000 and $5,000, respectively.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Security Innovations Inc.

By:	/s/ Anthony Shupin
Anthony Shupin, Chairman, President, and Chief Executive Officer

Dated: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

By: /s/ Anthony Shupin Anthony Shupin	Chairman, President, and Chief, Executive Officer

By: /s/ Michael Pellegrino Michael Pellegrino	Senior Vice President and Chief Financial Officer, Director

By: Erik Hoffer	Executive Vice President and Director

By: /s/ Vincent Moreno Vincent Moreno	Director

By: Robert Gowell	Director

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Table of Contents

Page(s)
December 31, 2007

Report of Independent Registered Public Accounting Firm	1

Audited Consolidated Financial Statements:

Balance Sheets as of December 31, 2007 and 2006	2

Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006	3

Statement of Stockholders' Deficit for the Years Ended December 31, 2007 and December 31,2006	4

Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006	5-6

Notes to Consolidated Financial Statements	7-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
1709 Route 34 South
Farmingdale, New Jersey 07727

We have audited the accompanying consolidated balance sheets of Allied Security Innovations, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Security Innovations, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2007, to fund its operations. Also at December 31, 2007, the Company had negative net working capital of $32,087,467. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

April 14, 2008

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$386,628	$392,719
Accounts receivable, net of allowance	406,655	559,151
Inventory	665,435	538,365
Other Current Assets	8,241	-

Total Current Assets	1,466,959	1,490,235

Property and equipment, net of
accumulated depreciation	306,237	317,956

Other Assets:
Deposits	14,626	1,730
Goodwill	4,054,998	4,054,998
Intangible assets, net of
accumulated amortization	153,137	168,305

Total Other Assets	4,222,761	4,225,033

Total Assets	$5,995,957	$6,033,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$133,113	$115,560
Accrued expenses	297,934	356,570
Accrued payroll expenses	93,856	32,174
Accrued interest	1,447,753	1,441,438
Deferred income	60,577	134,395
Convertible debentures current	5,122,832	3,500,000
Note payable	3,500,000	-
Derivative liabilities	22,898,360	7,765,238

Total Current Liabilities	33,554,425	13,345,375

Note payable	-	3,500,000
Convertible debentures	655,281	1,967,132

Total Liabilities	34,209,706	18,812,507

Stockholders' deficit:
Preferred stock, $.001 par value; 1,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock, par value $.001; authorized 9,999,000,000 shares;
681,599,825 and 19,137,612 issued and outstanding at December 31,
2007 and 2006, respectively.	681,600	19,138
Additional paid-in capital	18,864,882	18,696,266
Accumulated deficit	(47,760,231)	(31,494,687)

Total Stockholders' Deficit	(28,213,749)	(12,779,283)

Total Liabilities and Stockholders' Deficit	$5,995,957	$6,033,224

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

INCOME
Net Sales	$4,367,941	$4,528,533
Cost of Revenue	1,185,313	1,298,970

Gross Profit	3,182,628	3,229,563

OPERATING EXPENSES
General and administrative	2,312,089	2,175,852
Sales and marketing	541,587	463,544
Research	101,687	107,024

Total Operating Expenses	2,955,363	2,746,420

INCOME BEFORE OTHER EXPENSE	227,265	483,143

OTHER EXPENSE
Interest	(1,121,707)	(2,374,253)
Amortization of deferred financing cost	-	(264,438)
Amortization of debt discount	(135,840)	(1,187,147)
Change in fair market value of derivative liability	(15,133,122)	(896,046)
Depreciation and amortization	(102,140)	(99,866)
Other income and expenses	-	(11,274)

Total Other Expense	(16,492,809)	(4,833,024)

LOSS BEFORE PROVISION FOR INCOME TAXES	(16,265,544)	(4,349,881)

Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(16,265,544)	$(4,349,881)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

Weighted average shares of common stock
outstanding, basic and diluted	147,082,908	15,446,559

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Deficit

Balance at December 31, 2005	3,267,568,040	$3,267,568	$13,530,761	$(27,144,806)	$(10,346,477)

Conversion of accrued interest related to
convertible debentures to common stock	6,301,237,973	6,301,238	(4,384,163)	-	1,917,075

Net Loss	-	-	-	(4,349,881)	(4,349,881)

Retroactive common stock reverse split, 1/500	(9,549,668,401)	(9,549,668)	9,549,668	-	-

Balance at December 31, 2006	19,137,612	19,138	18,696,266	(31,494,687)	(12,779,283)

Common stock issued in conversion of
convertible debentures	662,462,213	662,462	(520,120)	-	142,342

Debt Discount in conjunction with issuance
of convertible debentures	-	-	243,246	-	243,246

Beneficial interest in conjunction with
issuance of convertible debentures	-	-	445,490	-	445,490

Net Loss	-	-	-	(16,265,544)	(16,265,544)

Balance at December 31, 2007	681,599,825	$681,600	$18,864,882	$(47,760,231)	$(28,213,749)

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities:
Net loss	$(16,265,544)	$(4,349,881)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	102,140	99,866
Gain on sale of equipment	(2,200)	264,438
Amortization of debt discount	135,840	1,187,147
Beneficial interest	445,490	1,917,074
Change in fair market value of derivative liability	15,133,122	896,046
Bad debt expense	76,333	65,795
Changes in operating assets and liabilities:
Accounts receivable	76,163	(13,523)
Inventory	(127,070)	(124,214)
Prepaid expenses, deposits and other assets	(21,137)	4,266
Accounts payable	17,553	(109,437)
Accrued expenses	3,046	7,550
Accrued interest	575,045	355,452
Deferred Income	(73,818)	(71,068)

Net Cash Provided by Operating Activities	74,963	129,511

Cash Flows from Investing Activities:
Purchase of equipment	(75,254)	(20,603)
Proceeds from sale of equipment	2,200	-

Net Cash Used in Investing Activities	(73,054)	(20,603)

Cash Flows from Financing Activities:
Payment of convertible debentures	(8,000)	(12,000)

Net Cash used in Financing Activities	(8,000)	(12,000)

Net Increase (Decrease) in Cash	(6,091)	96,908
Cash at Beginning of Year	392,719	295,811

Cash at End of Year	$386,628	$392,719

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(CONTINUED)

	2007	2006

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:

Common stock issued in conversion of
convertible debentures	$142,342	$310,124

Debt Discount in conjunction with issuance
of convertible debentures	$243,246	$6,301,238

Beneficial interest in conjunction with
issuance of convertible debentures	$445,490	$6,301,238

Convertible debentures issued in conversion of
accrued interest	$568,730	$536,546

The accompanying notes are an integral part of these consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and December 31, 2006

Note 1 - Description of Business

On December 19, 2006 a special meeting of the shareholders was held and at the meeting the shareholders passed a resolution to change the name of the company from Digital Descriptor Systems, Inc. (“ASII”) to Allied Security Innovations, Inc. The shareholders also passed a resolution to authorize a 1 for 500 reverse stock split. Both of these actions were completed on February 5, 2007. In addition the 2006 Incentive Stock Option Plan adopted by The Board of Directors on October 12, 2006 was approved by the shareholders. On October 9, 2007 the companies stock began trading on the NADAQ-over-the-counter market. Previously, the Company’s common stock traded on Pink Sheets.

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

CGM-AST is a manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Note 2 - Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below:

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the d consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenue from the sale of hardware, software, post customer support, and other related services. Post customer support includes telephone support, bug fixes, and rights to upgrades. Other related services include basic training. The CGM-AST subsidiary derives its’ revenue from the sale of its tape, labels and other security devices.

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectability is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $60,577 for the year ended December 31, 2007. Revenue allocable to other services is recognized as the services are provided. The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs

All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $101,687 and $107,024, respectively, for the years ended December 31, 2007 and 2006.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $406,655 and $559,151 at December 31, 2007 and 2006.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $89,062 and $118,055 at December 31, 2007 and 2006.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Machinery and equipment	7 years
Furniture and fixtures	7 years
Computers	3 years
Leasehold improvements	39 years

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

The Company maintains cash and cash equivalents in various financial institutions that, in the aggregate, exceed the limit insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash deposits up to $100,000 per bank. Any amounts over $100,000 represent an uninsured risk to the Company.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary CGM Security Solutions, Inc.  All inter-company accounts have been eliminated.

Inventory

Inventories consist principally of inks, adhesives, film and finished goods held in the Company’s warehouse. Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventory for unsalable or obsolete inventory. Obsolete or unsalable inventory write-offs have been immaterial to the financial statements.

Advertising

The Company’s policy is to expense the costs of advertising as incurred. The Company had $32,324 and $35,588 for the years ended December 31, 2007 and 2006 respectively.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for the convertible debentures and notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill was acquired upon the purchase of its wholly-owned subsidiary of CGM Security Solutions, Inc. totaling $4,054,998 (see footnote 11).

In addition, the Company has acquired licenses, which are included as other intangible assets. The licenses are being amortized over a period of 15 years based on the expected benefits to be consumed or otherwise used up. Goodwill and other intangible assets are tested annually for impairment in the fourth quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company assesses the recoverability of its goodwill and other intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” , and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” . In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of December 31, 2007, the fair value of derivatives was $22,898,360, an increase of $15,133,122 from December 31, 2006. The Company had a net loss on all derivatives of $15,133,122 for the year ended December 31, 2007.

Earnings (Loss) Per Share of Common Stock

 Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2007 and 2006 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio, which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2007	December 31, 2006

Net Loss	$(16,265,544)	$(4,349,881)

Weighted-average common shares outstanding (Basic)	147,082,908	15,446,559

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	147,082,908	15,446,559

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Reclassifications

Certain amounts for the years ended December 31, 2006 have been reclassified to conform to the presentation of the December 31, 2007 amounts. The reclassifications had no effect on net income for the years ended December 31, 2006.

Note 3 - Impact of Recent Accounting Pronouncements

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

Also in September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements (SAB 108), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements.” The Company is currently assessing the impact that SFAS 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - an amendment to ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, non controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non controlling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all non controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Note 4 - Intangible Assets

Intangible assets consist of the following at December 31, 2007 and 2006:

	2007	2006
Licenses	$222,076	$222,076
Accumulated amortization	68,939	53,771
Total	$153,137	$168,305

Licenses are being amortized over its estimated useful life of 15 years. Amortization expense for the years ended December 31, 2007 and 2006 was $15,168 respectively.
The Licenses are amortized using the straight-line method over the useful life of 15 years. Amortization expense for the years ended December 31, 2007 and 2006 is 15,168 and 15,168, respectively

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31,
2008	$15,168
2009	15,168
2010	15,168
2011	15,168
2012	15,168

Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the licenses existed as of December 31, 2007 or 2006. However, future impairment tests could result in a charge to earnings

Note 5- Property and Equipment

Fixed assets consist of the following at December 31, 2007 and 2006:

	2007	2006

Furniture and Fixtures	$71,367	$48,522
Leasehold Improvements	159,607	136,257
Computers	209,179	185,119
Machinery and Equipment	753,209	810,051
	1,193,362	1,179,949
Less: Accumulated depreciation	(887,125)	(861,993)
Net	306,237	317,955

Depreciation expense for the years ended December 31, 2007 and 2006 was $86,972 and $84,698, respectively.

Note 6 - Convertible Debentures

Based on the guidance in SFAS133 and EITF00-19, the Company concluded that the conversion features of its convertible debentures were required to be accounted for as derivatives. The imbedded derivative feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change.

During May 2001, the Company issued three convertible notes for an aggregate amount of $20,000. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 10% per annum.

The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be an amount equal to 40% of the mean average price of the common stock for the ten trading days prior to notice of conversion.

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

During September 2001, the Company issued two convertible debentures for an aggregate amount of $400,000. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due on September 30, 2002. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Interest on the debentures was not paid quarterly and accordingly accrued interest and late fees payable related to the notes is included in the accompanying consolidated financial statements.

The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at anytime after issuance. The conversion price in effect on any Conversion Date shall be the lesser of $.08 per share or 40% of the average of the lowest three inter-day sales prices during the ten trading days immediately preceding the applicable Conversion Date.

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

During 2004, $10,500 of the debenture was converted into 35,000,000 shares of common stock (70,000 shares after stock split in February 2007).

In December 2001 the Company issued three convertible debentures for an aggregate amount of $500,000. The debentures are collateralized by substantially all of the Company's assets. The debentures are in default as they were due December 31, 2002. Interest accrues at the rate of 12% per annum through maturity, and increased to 15% per annum during the default period. Quarterly interest payments were not made, and accordingly accrued interest payable related to the notes is included in the accompanying consolidated financial statements.

The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock at any time. The conversion price in effect on any Conversion Date shall be the lesser of $.043 per share or 40% of the average of the lowest three inter-day sales prices during the twenty Trading Days immediately preceding the applicable Conversion Date.

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

In September 2002, a 12% convertible promissory note for $75,000 was issued to two investors. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due in August 2003. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Quarterly interest on the debentures was not paid and accordingly accrued interest and late fees payable related to the notes is included in the accompanying consolidated financial statements.

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

In September 2002, the Company issued secured convertible debentures in the aggregate principal amount of $100,000. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due on September 30, 2003. The debentures accrue interest at the rate of 12% per annum. A late fee equal to 15% of the accrued and unpaid interest is also assessed during the default period. Quarterly interest on the debentures was not paid, and accordingly accrued interest and late fees payable related to the notes is included in the accompanying consolidated financial statements.

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

In January, 2003 the Company issued three convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due January 10, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the consolidated financial statements.

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

In February, 2003, the Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the Company's assets. The debentures are in default as they were due February 27, 2004. Quarterly interest due was not paid and accordingly accrued interest is included in the consolidated financial statements.

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

In April, 2003, The Company issued three convertible debentures for an aggregate amount of $125,000, with simple interest accruing at the annual rate of 10%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due September 30, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the consolidated financial statements.

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

In October, 2003, the Company issued two convertible debentures for an aggregate amount of $165,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. The debentures are in default as they were due October 1, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the consolidated financial statements.

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

In November, 2003, the Company issued two convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 10%. The debentures are in default as they were due November 27, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the consolidated financial statements.

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

In December, 2003, the Company issued three convertible debentures for an aggregate amount of $45,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the company's assets. These debentures are in default as they were due by December 3, 2004. Quarterly interest was not paid and accordingly accrued interest is included in the consolidated financial statements.

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

In November, 2004, the Company issued four convertible debentures for an aggregate amount of $3,500,000, with simple interest accruing at the annual rate of 12%. The debentures are collateralized by substantially all of the Company's assets. These debentures were due in November, 2005. Quarterly interest was not paid and accordingly accrued interest is included in the consolidated financial statements.

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

In October of 2005 the Company converted $643,340 of accrued interest into four convertible debentures; with simple interest accruing at the annual rate of 2%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in October, 2008. Quarterly interest is accrued interest and is included in the consolidated financial statements.

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

In December of 2006 the Company converted $536,546 of accrued interest into four convertible debentures; with simple interest accruing at the annual rate of 2%. The debentures are collateralized by substantially all of the Company's assets. These debentures are due December 2009. Quarterly interest is accrued interest and is included in the consolidated financial statements.

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

In December of 2007 the Company converted $568,730 of accrued interest into four convertible debentures; with simple interest accruing at the annual rate of 2%. The debentures are collateralized by substantially all of the Company's assets. These debentures are due December 2010. Quarterly interest is accrued interest and is included in the consolidated financial statements.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $243,246 was recorded as debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

Note 7 - Income Taxes

At December 31, 2007, the Company had federal net operating loss carry forwards of approximately $32,700,000 to offset future federal taxable income expiring in various years through 2027. The Company also has state net operating loss carry forwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

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

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2007	2006

Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%

Effective tax rates	--%	--

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2007 and December 31, 2006 follows:

	2007	2006
Deferred tax asset
Net approximate operating loss carry forward	$11,118,000	$5,748,000
Bad debt reserves	--	--

Deferred tax assets	11,118,000	5,748,000
Valuation allowance	(11,118,000)	(5,748,000)

Net deferred tax asset	$--	$--
Note 8 - Commitments and Contingencies

Operating Lease
CGM-AST leases two facilities, one in Somerset NJ and the other in Staten Island, New York under non-cancelable lease agreements that end in December 2007 and December 2008, respectively.

On July 1, 2007 the offices of Allied Security Innovations, Inc. and the Somerset office of CGM-AST Applied Security Technologies, Inc. were combined into a new office located at 1709 Route 34, Farmingdale, NJ in a 6,000 square foot combination warehouse /office space. The reason for this was cost savings and improved operational efficiencies.
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

ASII has an employment agreement with Erik Hoffer, pursuant to which Mr. Hoffer will be employed as Executive Vice President of the Company for an initial term of three years, which may be extended, and President of CGM-AST Sub for an initial term of one year, which may be renewed for successive one-year terms. Pursuant to the Employment Agreement, Mr. Hoffer will receive a base salary of $200,000, a bonus of 5% of the gross margin sales increase over the prior year's gross margin sales of CGM-AST products and customary benefits and reimbursements.

Note 9 - Stock Option and Other Plans

Effective November 13, 2006, Allied Security Innovations, Inc. ("ASII") granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services.

The shares will vest in five equal monthly installments and will be issued at the discretion of Mr. Shupin and Mr. Pellegrino. These share have not been issued as of December 31, 2007. Each share of A Preferred is convertible into 480 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of A Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

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

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	33,000	--	--	33,000	$.10 - $.365
Outstanding at December 31, 2007	33,000			33,000	$.10-.365

Note 10 - Contingency

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

Note 11 - Acquisitions and Note Payable

On September 1, 2005, the Company acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM-AST were acquired pursuant to an Asset Purchase Agreement among the Company and CGM-AST dated as of February 25, 2005. In connection with the acquisition, the Company and CGM-AST each entered into an employment agreement with Erik Hoffer (the "Employment Agreement"). CGM-AST is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers.

The principal amount of the Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST for the fiscal year ending December 31, 2007 and (ii) an independent valuation of CGM-AST Sub based upon the consolidated audited consolidated financial statements of the Company and CGM-AST Sub for the fiscal years ending December 31, 2006 and 2007. In addition, the Company has granted CGM-AST a secondary security interest in substantially all of its assets and intellectual property.
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

Note 12 - Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the year ended December 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern.

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

.
Note 13 - Subsequent Event

On or about March of 2008 the Company, according to its Asset Purchase Agreement and Note with Erik Hoffer and CGM Applied Security Solutions, Inc. was to pay the final installment of $3,500,000 plus other possible incentives. ASII did not make the final installment and is currently in negations with Mr. Hoffer to extend the terms of the Note. In the event that Mr. Hoffer and the Company cannot reach an agreement, there is a substantial likelihood that Mr. Hoffer will attempt to take back the asset.

On or about April 10, 2008, Mr. Hoffer voluntarily resigned from CGM-AST.