Form 10-Q
period 2008-03-31
Allied Security Innovations, Inc.
filed 2008-05-20
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21384

Allied Security Innovations Inc.
Formerly Digital Descriptor Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2770048
(State or other jurisdiction of organization)	(I.R.S. employer Identification no.)
1709 Route 34
Farmingdale, New Jersey 07727
Telephone Number (732) 751-1115

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer           Accelerated filer              Non-accelerated filer X

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common stock, $.001 par value per share	1,379,407,800 shares

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Condensed Consolidated Financial Statements
March 31, 2008

Condensed Consolidated Unaudited Financial Statements:

Condensed Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	2
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	3
Three Months Ended March 31, 2008 and 2007 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	4
Three Months Ended March 31, 2008 and 2007 (Unaudited)

Notes to Condensed Consolidated Financial Statements	6

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$265,740	$386,628
Accounts receivable, net of allowance	319,722	406,655
Inventory	686,099	665,435
Prepaid expenses	27,556	8,241

Total Current Assets	1,299,117	1,466,959

Property and equipment, net	296,491	306,237

Other Assets:
Deposits	14,626	14,626
Goodwill	4,054,998	4,054,998
Intangible assets, net	149,345	153,137

Total Other Assets	4,218,969	4,222,761

TOTAL ASSETS	$5,814,577	$5,995,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$150,574	$133,113
Accrued expenses	352,692	297,934
Accrued payroll	59,037	93,856
Accrued interest	1,519,516	1,447,753
Deferred income	44,362	60,577
Note payable	3,500,000	3,500,000
Convertible debentures, net of debt discount	5,108,969	5,122,832
Derivative liabilities	14,932,773	22,898,360

Total Current Liabilities	25,667,923	33,554,425

Long Term Liabilities:
Convertible debentures, net of debt discount	701,396	655,281
Total Long Term Liabilities	701,396	655,281

Total Liabilities	26,369,319	34,209,706

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value: authorized shares – 1,000,000; issued and outstanding shares – none	-	-
Common stock, par value $.001; 9,999,000,000 shares authorized:
1,254,463,400 and 681,599,825 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,254,463	681,600
Additional paid in capital	18,400,139	18,864,882
Accumulated deficit	(40,209,344)	(47,760,231)

Total Stockholders' Deficit	(20,554,742)	(28,213,749)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,814,577	$5,995,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
INCOME
Net Sales	$994,054	$991,857
Cost of Revenue	305,432	279,761
Gross Profit	688,622	712,096

OPERATING EXPENSES
General and administrative	647,311	528,460
Sales and marketing	95,301	95,026
Research and development	22,698	27,661
Total Operating Expenses	765,310	651,147

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(76,688)	60,949

OTHERINCOME (EXPENSE)

Interest expense	(176,192)	(178,389)
Beneficial interest from conversion	(83,525)	(90,310)
Amortization of debt discount	(54,231)	(33,960)
Change in fair value of derivative liability	7,965,587	69,247
Depreciation and Amortization	(24,064)	(21,479)

Total Other Income (Expense)	7,627,575	(254,891)

Income (Loss) before provision for income taxes	7,550,887	(193,942)
`
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$7,550,887	$(193,942)

NET INCOME (LOSS) PER BASIC SHARES	$0.01	$(0.01)

NET INCOME (LOSS) PER DILUTED SHARES	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	976,690,778	19,001,731

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	9,999,000,000	19,001,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$7,550,887	$(193,942)
Adjustments to reconcile net income (loss) to net cash used in provided by operating activities:
Depreciation and amortization	24,064	21,479
Amortization of debt discount	54,231	33,960
Beneficial interest	83,525	90,310
Change in fair value of derivative liability	(7,965,587)	(69,247)
Bad debt expense	37,500	7,500
Changes in operating assets and liabilities:
Accounts receivable	49,433	77,716
Inventory	(20,664)	(74,020)
Prepaid expenses, deposits and other assets	(19,314)	(24,226)
Accounts payable	17,461	7,809
Accrued expenses	19,939	(32,689)
Accrued interest	74,378	78,259
Deferred Income	(16,215)	(24,044)

Net Cash Used In Operating Activities	(110,362)	(101,135)

Cash Flows from Investing Activities:
Purchase of equipment	(10,526)	(12,326)

Net Cash Used in Investing Activities	(10,526)	(12,326)

Cash Flows from Financing Activities:
Payment of convertible debentures	-	(3,000)

Net Cash used in Financing Activities	-	(3,000)

Net Decrease in Cash	(120,888)	(116,461)
Cash at Beginning of Period	386,628	392,719

Cash at End of Period	$265,740	$276,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common stock issued in conversion of convertible debentures	$572,863	$10,573

Beneficial interest in conjunction with issuance of convertible debentures	$83,525	$90,310

Common stock issued in conversion of accrued interest	$2,615	$5,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007

Note 1 - Organization and Basis of Presentation

The unaudited condensed interim financial information included has been prepared by Allied Security Innovations, Inc. (the “Company” or “ASII”) without audit, pursuant to the rules and regulations of the Security and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the operations for the periods presented.

Note 2 - Description of Business and Recent Developments

On July 1, 2007 the offices of Allied Security Innovations, Inc. and the Somerset office of CGM Applied Security Technologies, Inc., (“CGM-AST”) the Company’s wholly owned subsidiary, were combined into a new office located at 1709 Route 34, Farmingdale, NJ in a 6,000 square foot combination warehouse /office space. The reason for this was cost savings and improved operational efficiencies.

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

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectability is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $44,362 for the three months ended March 31, 2008. Revenue allocable to other services is recognized as the services are provided. The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $22,698 and $27,661, respectively, for the three months ended March 31, 2008 and 2007, respectively.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $319,722 on March 31, 2008 and $406,655 at December 31, 2007.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $126,562 on March 31, 2008 and $89,062 at December 31, 2007.

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

Net Loss Per Common Share
Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. Common stock equivalents were not included in the computation of diluted earnings per share for the quarter ended March 31, 2007 because to do so would be antidilutive for the period presented.

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

Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and CGM-AST.  All inter-company accounts have been eliminated.

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

Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had advertising expenses of $16,304 and $32,324 for the three months ended March 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments
The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for the convertible debentures and notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

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

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” , and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” . In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of March 31, 2008, the fair value of derivatives was $14,932,773, a decrease of $7,965,587 from December 31, 2007.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 4 - Impact of Recent Accounting Pronouncements

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

        On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2009, and currently does not anticipate that this new accounting standard will have a significant impact on the Consolidated Financial Statements.

Note 5 - Intangible Assets

Intangible assets consist of the following at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Licenses	$222,076	$222,076
Accumulated amortization	72,731	68,939
Total	$149,345	$153,137

Licenses are being amortized over its estimated useful life of 15 years. Amortization expense for the three months ended March 31, 2008 and 2007 was $3,792 and $3,792, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31,
2008	$15,168
2009	15,168
2010	15,168
2011	15,168
2012	15,168

Note 6- Property and Equipment

Fixed assets consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Furniture and Fixtures	$72,115	$71,367
Leasehold Improvements	159,607	159,607
Computers	209,179	209,179
Machinery and Equipment	762,987	753,209
	1,203,888	1,193,362
Less: Accumulated depreciation	(907,397)	(887,125)
Net	296,491	306,237

Depreciation expense for the years three months ended March 31, 2008 and 2007 was $20,272 and $17,687, respectively.

Note 7 - Convertible Debentures

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

We recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $4,992 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $59,407 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 388,800 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 59,430 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 79,190 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 92,225 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 47,850 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 68,250 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 326,733 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 72,572 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $ 72,527 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $2,519,300 was recorded as a debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

In October of 2005 the Company converted $643,340 of accrued interest into four convertible debentures; with simple interest accruing at the annual rate of 2%. The debentures are collateralized by substantially all of the company's assets. These debentures are due in October, 2008. Quarterly interest is accrued interest and is included in the condensed consolidated financial statements.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $97,402 was recorded as debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

In December of 2006 the Company converted $536,546 of accrued interest into four convertible debentures; with simple interest accruing at the annual rate of 2%. The debentures are collateralized by substantially all of the Company's assets. These debentures are due December 2009. Quarterly interest is accrued interest and is included in the condensed consolidated financial statements.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $310,124 was recorded as debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

In December of 2007 the Company converted $568,730 of accrued interest into four convertible debentures; with simple interest accruing at the annual rate of 2%. The debentures are collateralized by substantially all of the Company's assets. These debentures are due December 2010. Quarterly interest is accrued interest and is included in the condensed consolidated financial statements.

In addition, we recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $243,246 was recorded as debt discount and is being amortized over the stated maturities of the notes using the effective interest method. The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

Note 8 - Commitments and Contingencies

Operating Lease
CGM-AST has a lease in Staten Island, New York under non-cancelable lease agreements that ends December 2008.

On July 1, 2007 the offices of Allied Security Innovations, Inc. and the Somerset office of CGM-AST were combined into a new office located at 1709 Route 34, Farmingdale, NJ in a 6,000 square foot combination warehouse /office space. The reason for this was cost savings and improved operational efficiencies. The new lease is a five year lease that ends in May 2012.

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

The shares will vest in five equal monthly installments and will be issued at the discretion of Mr. Shupin and Mr. Pellegrino. These share have not been issued as of March 31, 2008. Each share of A Preferred is convertible into 480 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of A Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

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

Note 10 - Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

Fair Value Measurements on a Recurring Basis as of March 31, 2008
Assets	Level I	Level II	Level III	Total

Assets	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-
Liabilities	-	$24,243,138	-	$24,243,138
Total Liabilities	$-	$24,243,138	$-	$24,243,138

Note 11 – Acquisitions and Note Payable

On March 1, 2005, the Company acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM Security Solutions, Inc. were acquired pursuant to an Asset Purchase Agreement among the Company and CGM Security Solutions, Inc. dated as of February 25, 2005. In connection with the acquisition, the Company and CGM-AST each entered into an employment agreement with Erik Hoffer (the "Employment Agreement"). CGM Security Solutions, Inc is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers.

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST for the fiscal year ending December 31, 2007 and (ii) an independent valuation of CGM-AST Sub based upon the audited consolidated financial statements of the Company and CGM-AST Sub for the fiscal years ending December 31, 2006 and 2007. In addition, the Company has granted CGM-AST a secondary security interest in substantially all of its assets and intellectual property. If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is a likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset. As of March 31, 2008 the Company did not secure sufficient funding but was in negotiations with private investors in an attempt to obtain same.

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

Note 12 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses and has accumulated a significant deficit as of March 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern.

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

Presently, the Company cannot ascertain the eventual success of management’s plan with any degree of certainty. Each objective is contingent upon a number of factors and the Company does not represent that any or all of these objectives will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenues for the three months ended March 31, 2008 were $994,054 compared to $991,857 for the three months ended March 31, 2007, an increase of $2,197. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the three months ended March 31, 2008 was $305,432 compared to $279,761 for the three months ended March 31, 2007 an increase of $25,671 or 9%. Cost of revenue sold as a percentage of revenue for the three months ended March 31, 2008 was 31% of total revenues.

Operating expenses for the three months ended March 31, 2008 were $765,310 compared to $651,147 for the three months ended March 31, 2007, an increase of $114,163 or 17.5%. This increase was mainly attributable to an increase in investor relation and legal expenses.

General and Administrative expenses for the three months ended March 31, 2008 were $647,311 compared to $528,460 for the three months ended March 31, 2007 for an increase of $118,851 or 22%. This increase was mainly attributable to an increase in investor relation and legal expenses.

Sales and Marketing expenses for the three months ended March 31, 2008 were $95,301 compared $95,026 for the three months ended March 31, 2007 for an increase of $275.

Research and development expenses for the three months ended March 31, 2008 were $22,698 compared to $27,661 for the three months ended March 31, 2007 for a decrease of $4,963 or 18%. This decrease was due to the termination of the part-time support employee.

ASII had a net income for the three months ended March 31, 2008 of $7,550,887 and a net loss for the three months ended March 31, 2007 of $(193,942). This is an decrease in net (loss) of $(7,744.839) . This was primarily due to the change fair value of derivative liability.

Net cash used in operating activities for the three months ended March 31, 2008 and the three months ended March 31, 2007 was $110,362 and $101,135, respectively. The increase in cash used in operating activities for the three months ended March 31, 2008 was $9,227.

Net cash used in investing activities was $10,526 and $12,326 for the three months ended March 31, 2008 and the three months ended March 31, 2007 respectively. This increase was due in part to updating computers and computer software operating systems.

Net cash used in financing activities was $(0) and ($3,000) for the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively.

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

Over the next twelve months, management is hopeful that sufficient working capital may be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At March 31, 2008, ASII had assets of $5,814,577 compared to $5,995,957 on December 31, 2007 a decrease of $181,380 and shareholder (deficit) of $ (40,209,344) on March 31, 2008 compared to shareholder (deficit) of $(47,760,231) on December 31, 2007, a decrease of $7,550,887. This decrease in shareholder (deficit) for the three months ended March 31, 2008 resulted from the net income for the three months ended March 31, 2008.

The Company had net income of $7,550,887 and net (loss) of ($193,942) during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we had a cash balance in the amount of $265,740 and current liabilities of $25,667,923. The total amount of notes payable and debentures is $9,310,365. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $11,333,147 as of March 31, 2008. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	503,266	503,266	0
Accrued interest on loans	1,519,516	1,848,989	0
Note payable	3,500,000	3,500,000
Convertible Debentures	5,810,365	5,108,969	701,396
Total Contractual Obligations	$11,333,147,	$10,631,751	$701,396

The Company is currently in default on several of the convertible debentures that are included in current liabilities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2008 or as of the date of this report.

Plan of Operations

The short-term objective of ASII is the following:

o The short-term objective of ASII is to increase the market penetration of the product line of its CGM-AST subsidiary as the Company believes this is the area where the greatest revenue growth exists.

o Additionally, ASII plans to execute an acquisition strategy based upon fund availability.

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

ASII is doing the following in its effort to reach profitability:

o Cut costs in areas that add the least value to ASII.

o Concentrate on increasing the sales of the CGM-AST product line.

o Derive funds through investigating business alliances with other companies.

o Acquire and effectively add management support to profitable companies complementary to its broadened target markets

Item 4T. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by the Annual Report on Form 10-KSB were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 28, 2008 a lawsuit was file against Allied Security Innovations Inc. from Med Gen Inc., in the amount of $100,000. The Complaint pleads that the Company breached a contract by failing to pay for alleged services rendered. Management believes this lawsuit is without merit and does not need to accrue for future damages.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities:

The Company is in default of $5,108,969 of outstanding debentures. Although the debenture holders have not pursued their rights under such debentures, there can be no assurances that such rights will not be exercised.

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

ALLIED SECURITY INNOVATIONS, INC. (Registrant)

Date: May 20, 2008	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: May 20, 2008	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)