Form 10-Q
period 2008-06-30
Allied Security Innovations, Inc.
filed 2008-08-14
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008
Common stock, $.001 par value per share	1,774,877,918 shares

Condensed Consolidated Financial Statements
June 30, 2008

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007 (Audited)
Condensed Consolidated Statements of Operations for the
Six and Three Months Ended June 30, 2008 and 2007 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2008 and 2007 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2008	2007

Current Assets:
Cash and cash equivalents	$264,882	$386,628
Accounts receivable, net of allowance	371,727	406,655
Inventory	602,745	665,435
Prepaid expenses	16,414	8,241

Total Current Assets	1,255,768	1,466,959

Property and equipment, net	278,500	306,237

Other Assets:
Deposits	14,626	14,626
Goodwill	4,054,998	4,054,998
Intangible assets, net	145,553	153,137

Total Other Assets	4,215,177	4,222,761

TOTAL ASSETS	$5,749,445	$5,995,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$201,667	$133,113
Accrued expenses	329,496	297,934
Accrued payroll	50,174	93,856
Accrued interest	153,667	1,447,753
Deferred income	20,025	60,577
Note payable	4,000,000	3,500,000
Convertible debentures, net of debt discount	-	5,122,832
Derivative liabilities	17,696,107	22,898,360

Total Current Liabilities	22,451,136	33,554,425

Long Term Liabilities:
Convertible debentures, net of debt discount	14,165,897	655,281
Total Long Term Liabilities	14,165,897	655,281

Total Liabilities	36,617,033	34,209,706

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value: authorized shares – 1,000,000;
issued and outstanding shares – none
Common stock, par value $.001; 9,999,000,000 shares authorized:
1,379,407,800 and 681,599,825 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,379,408	681,600
Additional paid in capital	18,287,689	18,864,882
Accumulated deficit	(50,534,685)	(47,760,231)

Total Stockholders' Deficit	(30,867,588)	(28,213,749)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,749,445	$5,995,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
INCOME
Net Sales	$1,134,954	$1,037,477	$2,129,008	$2,029,333
Cost of Revenue	366,426	330,613	671,858	610,375
Gross Profit	768,528	706,864	1,457,150	1,418,958

OPERATING EXPENSES
General and administrative	518,264	612,621	1,165,575	1,067,676
Sales and marketing	196,106	104,575	291,407	274,157
Research and development	22,203	26,269	44,902	52,781
Total Operating Expenses	736,573	743,465	1,501,884	1,394,614

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	31,955	(36,601)	(44,734)	24,344

OTHER INCOME (EXPENSE)

Loss on extinguishment of debt	(7,237,883)	-	(7,237,883)	-
Interest expense	(289,684)	(176,634)	(475,875)	(355,023)
Beneficial interest from conversion	(7,497)	(96,471)	(91,022)	(186,781)
Amortization of debt discount and Loan cost	(37,115)	(33,960)	(81,346)	(67,920)
Change in fair value of derivative liability	(2,763,334)	(1,237,268)	5,202,253	(1,168,021)
Depreciation and Amortization	(21,782)	(31,418)	(45,847)	(52,897)

Total Other Income (Expense)	(10,357,295)	(1,575,751)	(2,729,720)	(1,830,642)

(Loss) before provision for income taxes	(10,325,340)	(1,612,352)	(2,774,454)	(1,806,298)
`
Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(10,325,340)	$(1,612,352)	$(2,774,454)	$(1,806,298)

NET (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC	1,372,542,923	51,274,736	1,169,572,891	36,446,131

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

Cash Flows from Operating Activities:
Net(Loss)	$(2,774,454)	$(1,806,298)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Depreciation and amortization	45,847	52,897
Amortization of debt discount	81,346	67,920
Beneficial interest	91,022	186,781
Loss on extinguishment	7,237,883	-
Change in fair value of derivative liability	(5,202,253)	1,168,021
Bad debt expense	45,000	47,488
Changes in operating assets and liabilities:
Accounts receivable	(10,072)	84,208
Inventory	62,690	(116,045)
Prepaid expenses, deposits and other assets	(8,173)	(39,598)
Accounts payable	68,554	49,630
Accrued expenses	(12,122)	(31,105)
Accrued interest	294,064	254,634
Deferred Income	(40,552)	(43,056)

Net Cash Used In Operating Activities	(121,220)	(124,523)

Cash Flows from Investing Activities:
Purchase of equipment	(10,526)	(53,293)

Net Cash Used in Investing Activities	(10,526)	(53,293)

Cash Flows from Financing Activities:
Increase in Note Payable	510,000	-
Increase in Convertible debentures	(500,000)	(6,000)

Net Cash provided by (used in) Financing Activities	10,000	(6,000)

Net Decrease in Cash	(121,746)	(183,816)
Cash at Beginning of Period	386,628	392,719

Cash at End of Period	$264,882	$208,903

Supplemental Schedule of May 16, 2008 Debt Refinancing:

Convertible debentures at June 30, 2008	$14,165,899

Convertible debentures satisfied May 16, 2008	(5,832,483)
Loss on extinguishment	(7,237,883)
Accrued interest capitalized to debt	(1,595,533)
Cash payment of convertible debentures at settlement	$(500,000)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:

Common stock issued in conversion of
convertible debentures	$697,808	$51,172

Beneficial interest in conjunction with
issuance of convertible debentures	$91,022	$186,781

Common stock issued in conversion of
accrued interest	$2,616	$19,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008 and 2007

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

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectability is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $20,025 for the six months ended June 30 2008. Revenue allocable to other services is recognized as the services are provided. The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $44,902 and $52,781, respectively, for the six months ended June 30, 2008 and 2007, respectively.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $371,727 on June 30, 2008 and $406,655 at December 31, 2007.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $134,062 on June 30, 2008 and $89,062 at December 31, 2007.

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

Net Loss Per Common Share
Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. Common stock equivalents were not included in the computation of diluted earnings per share because to do so would be antidilutive for the period presented.

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

Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had advertising expenses of $59,839and $13,355 for the six months ended June 30, 2008 and 2007, respectively.

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

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” , and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” . In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of June 30, 2008, the fair value of derivatives was $17,696,107, a decrease of $5,202,253 from December 31, 2007.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Reclassifications
Certain reclassifications have been made to the June 30, 2007 financial statements to conform to the June 30, 2008 presentation. These changes had no impact on net loss for the six months period ended June 20, 2007.

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

Note 5 - Intangible Assets

Intangible assets consist of the following at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Licenses	$222,076	$222,076
Accumulated amortization	76,523	68,939
Total	$145,553	$153,137

Licenses are being amortized over its estimated useful life of 15 years. Amortization expense for the six months ended June 30, 2008 and 2007 was $7,584 and $7,584, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31,
2008	$15,168
2009	15,168
2010	15,168
2011	15,168
2012	15,168

Note 6- Property and Equipment

Fixed assets consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Furniture and Fixtures	$72,115	$71,367
Leasehold Improvements	159,607	159,607
Computers	209,179	209,179
Machinery and Equipment	762,987	753,209
	1,203,888	1,193,362
Less: Accumulated depreciation	(925,388)	(887,125)
Net	278,500	306,237

Depreciation expense for the years six months ended June 30, 2008 and 2007 was $38,263 and $45,312, respectively.

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

On May 16, 2008 convertible debentures in the net amount of $5,832,481 were satisfied.

During May 2008, the Company issued sixteen convertible notes for an aggregate amount of $14,165,897. Each note has terms of three year due on May 16, 2011. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 6% per annum.

The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock based on the terms set forth in the debentures.

We recorded a derivative liability related to these convertible debentures.

Note 8 - Commitments and Contingencies

Operating Lease
CGM-AST has a lease in Staten Island, New York under non-cancelable lease agreement that ends December 2008.

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

The shares will vest in five equal monthly installments and will be issued at the discretion of Mr. Shupin and Mr. Pellegrino. These share have not been issued as of June 30, 2008. Each share of A Preferred is convertible into 480 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of A Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

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

Level 1 Inputs- Quoted prices for identical instruments in active markets.

Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs- Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Fair Value Measurements on a Recurring Basis as of June 30, 2008

Assets	Level I	Level II	Level III	Total

Assets	$-	-	$-	$-
Total Assets	$-	$-	$-	$-
Liabilities	-	$31,862,004	-	$31,862,004
Total Liabilities	$-	$31,862,004	$-	$31,862,004

Note 11 - Acquisitions and Note Payable

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

Whereas the Company did not have sufficient funds to satisfy this obligation and was not able to raise the required payment when due the Company came to an agreement to pay CGM Security Solutions, Inc. and it’s owner Mr. Erik Hoffer Five Hundred Thousand Dollars ($500,000) and signed a new note with him raising the purchase price by One Million Dollars (1,000,000).The new note for Four Million Dollars is a three year note carrying an annual interest rate of 7% of which the interest is due quarterly.

Note 12 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses and has accumulated a significant deficit as of June 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Revenues for the three months ended June 30, 2008 were $1,134,954 compared to $1,037,477 for the three months ended June 30, 2007, an increase of $97,477. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the three months ended June 30, 2008 was $366,426 compared to $330,613 for the three months ended June 30, 2007 an increase of $35,813 or 9%. Cost of revenue sold as a percentage of revenue for the three months ended June 30, 2008 was 32% of total revenues.

Operating expenses for the three months ended June 30, 2008 were $736,573 compared to $743,465 for the three months ended June 30, 2007, an decrease of $6,892 or 1%. In 2007 the corporate office moved to Farmingdale New Jersey along with the Somerset office and warehouse. The decrease in operating expense is due to the completion of this move.

General and Administrative expenses for the three months ended June 30, 2008 were $518,264 compared to $612,621 for the three months ended June 30, 2007 for an decrease of $94,357 or 15.4%. This decrease was mainly attributable to the completion of the move to Farmingdale which allows better control on spending.

Sales and Marketing expenses for the three months ended June 30, 2008 were $196,106 compared $104,575 for the three months ended June 30, 2007 for an increase of $91,531 or 87.5%.

Research and development expenses for the three months ended June 30, 2008 were $22,203 compared to $26,269 for the three months ended June 30, 2007 for a decrease of $4,066 or 15%. This decrease was due to the termination of the part-time support employee.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Revenues for the six months ended June 30, 2008 were $2,129,008 compared to $2,029,333 for the six months ended June 30, 2007, an increase of $99,675. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the six months ended June 30, 2008 was $671,858 compared to $610,375 for the six months ended June 30, 2007 an increase of $61,483 or 10%. Cost of revenue sold as a percentage of revenue for the six months ended June 30, 2008 was 32% of total revenues.

Operating expenses for the six months ended June 30, 2008 were $1,501,884 compared to $1,394,614 for the six months ended June 30, 2007, an increase of $107,270 or 8%. This increase was mainly attributable to an increase in investor relation and legal expenses.

General and Administrative expenses for the six months ended June 30, 2008 were $1,165,575 compared to $1,067,676 for the six months ended June 30, 2007 for an increase of $97,899 or 9%. This increase was mainly attributable to an increase in investor relation and legal expenses.

Sales and Marketing expenses for the six months ended June 30, 2008 were $291,407 compared $274,157 for the six months ended June 30, 2007 for an increase of $17,250 or 6%..

Research and development expenses for the six months ended June 30, 2008 were $44,902 compared to $52,781 for the six months ended June 30, 2007 for a decrease of $7,879 or 15%. This decrease was due to the termination of the part-time support employee.

ASII had a net loss for the six months ended June 30, 2008 of $2,774,454 and a net loss for the six months ended June 30, 2007 of $1,806,298. This is an increase in net loss of $968,156. This loss was primarily due to the restructure of the security purchase agreement for CGM-AST.

Net cash used in operating activities for the six months ended June 30, 2008 was $121,220 and the six months ended June 30, 2007 was $124,523. The decrease in cash used in operating activities for the six months ended June 30, 2008 was $3,303.

Net cash used in investing activities was $10,526 and $53,293 for the six months ended June 30, 2008 and the six months ended June 30, 2007 respectively. This decrease was $42,767.

Net cash provided by (used in) financing activities was $10,000 and ($6,000) for the six months ended June 30, 2008 and the six months ended June 30, 2007, respectively.

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

Over the next twelve months, management is hopeful that sufficient working capital may be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At June 30, 2008, ASII had assets of $5,749,445 compared to $5,995,957 on December 31, 2007 a decrease of $246,512 and shareholder (deficit) of $ (50,534,685) on June 30, 2008 compared to shareholder (deficit) of $(47,760,231) on December 31, 2007, a increase of $2,774,454. This increase in shareholder (deficit) for the six months ended June 30, 2008 resulted from the net loss for the six months ended June 30, 2008.

The Company had net (loss) of ($2,774,454) and ($1,806,298) during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we had a cash balance in the amount of $264,882 and current liabilities of $22,451,136. The total amount of notes payable and debentures is $18,165,897. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $18,900,901 as of June 30, 2008. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	581,337	581,337	0
Accrued interest on loans	153,667,	153,667	0
Note payable	4,000,000	0	4,000,000
Convertible Debentures	14,165,897	0	14,165,897
Total Contractual Obligations	$18,900,901	$735,004	$18,165,897

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2008 or as of the date of this report.

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
This lawsuit was withdrawn during the month of June.

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

ALLIED SECURITY INNOVATIONS, INC. (Registrant)

Date: August 13, 2008	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: August 13, 2008	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)