Form 10KSB/A
period 2007-12-31
Allied Security Innovations, Inc.
filed 2008-10-16
CIK 927454

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

Explanation of Amendment

a.	This amendment dated October 16, 2008 is to serve to amend the December 31, 2007 Form 10-KSB to update the Certifications the to new required forms

These amendments do not change any of the financial statements that were filed timely

No.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED SECURITY INNOVATIONS, INC.
(Registrant)

Date: October 16, 2008	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: October 16, 2008	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)