Form 10-Q/A
period 2008-03-31
Allied Security Innovations, Inc.
filed 2008-10-16
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanation of Amendment

This amendment dated October 16, 2008 is to serve to amend the March 31, 2008 Form 10-Q to reflect the following:

a.	Item 4T part (a)amended to reflect up-to-date proper language
b.	Certifications - updated to new required forms

These amendments do not change any of the financial statements that were filed timely.

Item 4T. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 6. Exhibits

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