Form 10-Q
period 2008-09-30
Allied Security Innovations, Inc.
filed 2008-11-06
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2008
Common stock, $.001 par value per share	2,970,592,594shares

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Condensed Consolidated Financial Statements
September 30, 2008

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3
Condensed Consolidated Statements of Operations for the
Nine and Three Months Ended September 30, 2008 and 2007 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2008 and 2007 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$264,825	$386,628
Accounts receivable, net of allowance	759,610	406,655
Inventory	643,270	665,435
Prepaid expenses	12,873	8,241

Total Current Assets	1,680,578	1,466,959

Property and equipment, net	265,005	306,237

Other Assets:
Deposits	14,626	14,626
Goodwill	4,054,998	4,054,998
Intangible assets, net	141,761	153,137

Total Other Assets	4,211,385	4,222,761

TOTAL ASSETS	$6,156,968	$5,995,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$401,004	$133,113
Accrued expenses	323,535	297,934
Accrued payroll	72,778	93,856
Accrued interest	499,859	1,447,753
Deferred income	6,384	60,577
Note payable	4,000,000	3,500,000
Convertible debentures, net of debt discount	-	5,122,832
Derivative liabilities	17,306,137	22,898,360

Total Current Liabilities	22,609,697	33,554,425

Long Term Liabilities:
Convertible debentures, net of debt discount	14,067,155	655,281
Total Long Term Liabilities	14,067,155	655,281

Total Liabilities	36,676,852	34,209,706

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value: authorized shares - 1,000,000;
issued and outstanding shares - none
Common stock, par value $.001; 9,999,000,000 shares authorized:	-	-
2,970,592,594 and 681,599,825 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,970,593	681,600
Additional paid in capital	16,916,041	18,864,882
Accumulated deficit	(50,406,517)	(47,760,231)

Total Stockholders' Deficit	(30,519,884)	(28,213,749)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,156,968	$5,995,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
INCOME
Net Sales	$1,528,479	$1,367,040	$3,657,487	$3,396,372
Cost of Revenue	521,410	320,905	1,193,267	931,278
Gross Profit	1,007,069	1,046,135	2,464,220	2,465,094

OPERATING EXPENSES
General and administrative	534,508	685,836	1,700,083	1,769,079
Sales and marketing	156,130	76,979	447,537	335,571
Research and development	23,910	24,534	68,812	77,314
Total Operating Expenses	714,548	787,349	2,216,432	2,181,964

INCOME BEFORE OTHER INCOME (EXPENSE)	292,521	258,786	247,788	283,130

OTHER INCOME (EXPENSE)

Loss on extinguishment of debt	-	-	(7,237,883)	-
Interest expense	(457,386)	(172,043)	(923,261)	(527,067)
Beneficial interest from debt conversion	(79,651)	(58,856)	(170,673)	(245,636)
Amortization of debt discount and loan cost	-	(33,960)	(91,346)	(101,880)
Change in fair value of derivative liability	389,969	(3,804,872)	5,592,222	(4,972,893)
Depreciation and Amortization	(17,286)	(24,622)	(63,134)	(77,518)

Total Other Income (Expense)	(164,354)	(4,094,353)	(2,894,075)	(5,924,994)

Income (Loss) before provision for income taxes	128,167	(3,835,567)	(2,646,287)	(5,641,864)
`
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$128,167	$(3,835,567)	$(2,646,287)	$(5,641,864)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$0.03	$0.00	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,999,900,000	120,304,482	1,525,344,211	64,536,974

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

Cash Flows from Operating Activities:
Net (Loss)	$(2,646,287)	$(5,641,864)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Depreciation and amortization	63,134	77,518
Amortization of debt discount	91,346	101,880
Beneficial interest	170,673	245,636
Loss on debt extinguishment	7,237,883	-
Change in fair value of derivative liability	(5,592,222)	4,972,893
Bad debt expense	52,500	(30,531)
Changes in operating assets and liabilities:
Accounts receivable	(405,456)	(15,076)
Inventory	22,165	(6,189)
Prepaid expenses, deposits and other assets	(4,632)	(41,654)
Accounts payable	267,891	35,204
Accrued expenses	4,523	(10,743)
Accrued interest	671,398	407,551
Deferred income	(54,193)	(52,329)
Total Adjustments	2,525,010	5,684,160

Net Cash Provided by (Used In) Operating Activities	(121,277)	5,726,456

Cash Flows from Investing Activities:
Purchase of equipment	(10,526)	(54,078)

Net Cash Used in Investing Activities	(10,526)	(54,078)

Cash Flows from Financing Activities:
Proceeds from convertible debentures	510,000	-
Payment on note payable	(500,000)	(2,000)

Net Cash provided by (used in) Financing Activities	10,000	(2,000)

Net Decrease in Cash	(121,803)	5,670,378
Cash at Beginning of Period	386,628	392,719

Cash at End of Period	$264,825	$6,063,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:

Common stock issued in conversion of
convertible debentures	$2,288,993	$51,172

Beneficial interest in conjunction with
issuance of convertible debentures	$170,673	$186,781

Common stock issued in conversion of
accrued interest	$4,682	$19,735

Supplemental Schedule of May 16, 2008 Debt Refinancing:

Convertible debentures at September 30, 2008	$14,165,899

Convertible debentures satisfied May 16, 2008	(5,832,483)
Loss on extinguishment	(7,237,883)
Accrued interest capitalized to debt	(1,595,533)
Cash payment of convertible debentures at settlement	$(500,000)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008 and 2007

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

Note 2 - Description of Business and Recent Developments

On October 9, 2007 the company’s stock began trading on the NADAQ-over-the-counter market. Previously, the Company’s common stock traded on Pink Sheets.

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

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectability is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income and totaled $20,025 for the nine months ended September 30 2008. Revenue allocable to other services is recognized as the services are provided. The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $68,812 and $77,314, respectively, for the nine months ended September 30, 2008 and 2007, respectively.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $759,610 on September 30, 2008 and $406,655 at December 31, 2007.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $141,562 on September 30, 2008 and $89,062 at December 31, 2007.

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

Net Income (Loss) Per Common Share
Basic Income (loss) per share is calculated by dividing the net income (loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. Common stock equivalents were not included in the computation of diluted earnings per share because to do so would be antidilutive in the period with a loss..

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

The Company maintains cash and cash equivalents in various financial institutions that, in the aggregate, exceed the limit insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash deposits up to $250,000 per bank. Any amounts over $250,000 represent an uninsured risk to the Company.

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

Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had advertising expenses of $93,285and $26,059 for the nine months ended September 30, 2008 and 2007, respectively.

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

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” , and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” . In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of September 30, 2008, the fair value of derivatives was $17,306,137, a decrease of $5,593,825 from December 31, 2007.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Reclassifications
Certain reclassifications have been made to the September 30, 2007 financial statements to conform to the September 30, 2008 presentation. These changes had no impact on net loss for the nine months period ended September 30, 2007.

Note 4 - Recent Accounting Pronouncements

    In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2009, and currently does not anticipate that this new accounting standard will have a significant impact on the Condensed Financial Statements.

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

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's condensed financial statements. See Note 10 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - an amendment to ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, non controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non controlling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all non controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s condensed financial position and results of operations.

Note 5 - Intangible Assets

Intangible assets consist of the following at September 30, 2008 and December 31, 2007.

	(Unaudited)	(Unaudited)
	September 30, 2008	December 31, 2007
Licenses	$222,076	$222,076
Accumulated amortization	80,315	68,939
Total	$141,761	$153,137

Licenses are being amortized over their estimated useful lives of 15 years. Amortization expense for the nine months ended September 30, 2008 and 2007 was $11,376 and $11,376, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31,
2008	$15,168
2009	15,168
2010	15,168
2011	15,168
2012	15,168

Note 6- Property and Equipment

Fixed assets consist of the following at September 30, 2008 and December 31, 2007:

	(Unaudited)	(Unaudited)
	September 30, 2008	December 31, 2007

Furniture and Fixtures	$72,115	$71,367
Leasehold Improvements	159,607	159,607
Computers	209,179	209,179
Machinery and Equipment	762,987	753,209
	1,203,888	1,193,362
Less: Accumulated depreciation	(938,883)	(887,125)
Net	$265,005	$306,237

Depreciation expense for the years nine months ended September 30, 2008 and 2007 was $51,758 and $66,142, respectively.

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

During May 2008, the Company issued sixteen convertible notes for an aggregate amount of $14,165,897. Each note has terms of three years due on May 16, 2011. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 6% per annum.

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

The shares will vest in five equal monthly installments and will be issued at the discretion of Mr. Shupin and Mr. Pellegrino. These share have not been issued as of September 30, 2008. Each share of A Preferred is convertible into 480 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of A Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

Fair Value Measurements on a Recurring Basis as of September 30, 2008

Assets	Level I	Level II	Level III	Total

Assets	$-	-	$-	$-
Total Assets	$-	$-	$-	$-
Liabilities	-	$31,373,292	-	$31,373,292
Total Liabilities	$-	$31,373,292	$-	$31,373,292

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

Note 12 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses and has accumulated a significant deficit as of September 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues for the three months ended September 30, 2008 were $1,528,479 compared to $1,367,040 for the three months ended September 30, 2007, an increase of $161,439. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the three months ended September 30, 2008 was $521,410 compared to $320,905 for the three months ended September 30, 2007 an increase of $200,505 or 62.4%. Cost of revenue sold as a percentage of revenue for the three months ended September 30, 2008 was 34% of total revenues.

Operating expenses for the three months ended September 30, 2008 were $714,548 compared to $787,349 for the three months ended September 30, 2007, a decrease of $72,801 or 9.2%. In 2007 the corporate office moved to Farmingdale New Jersey along with the Somerset office and warehouse. The decrease in operating expense is due to the completion of this move.

General and Administrative expenses for the three months ended September 30, 2008 were $534,508 compared to $685,836 for the three months ended September 30, 2007 for a decrease of $151,328 or 22.1%. This decrease was mainly attributable to the completion of the move to Farmingdale which allows better control on spending.

Sales and Marketing expenses for the three months ended September 30, 2008 were $156,130 compared $76,979 for the three months ended September 30, 2007 for an increase of $79,151 or 102.8%. This increase in sale expenses is due to increase in commission expense because of increased revenue and in the third quarter of 2008 we hired two new salespeople.

Research and development expenses for the three months ended September 30, 2008 were $23,910 compared to $24,534 for the three months ended September 30, 2007 for a decrease of $624 or 2.5%.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues for the nine months ended September 30, 2008 were $3,657,487 compared to $3,396,372 for the nine months ended September 30, 2007, an increase of $261,115. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the nine months ended September 30, 2008 was $1,193,267 compared to $931,278 for the nine months ended September 30, 2007 an increase of $261,989 or 28.1%. Cost of revenue sold as a percentage of revenue for the nine months ended September 30, 2008 was 33% of total revenues.

Operating expenses for the nine months ended September 30, 2008 were $2,216,432 compared to $2,181,964 for the nine months ended September 30, 2007, an increase of $34,468 or 1.6%. This increase was mainly attributable to an increase in investor relation and legal expenses.

General and Administrative expenses for the nine months ended September 30, 2008 were $1,700,083 compared to $1,769,079 for the nine months ended September 30, 2007 for a decrease of $68,996 or 3.9%.

Sales and Marketing expenses for the nine months ended September 30, 2008 were $447,537 compared $335,571 for the nine months ended September 30, 2007 for an increase of $111,966 or 33.4%. This increase in sale expenses is due to increase in commission expense because of increased revenue and in the third quarter of 2008 we hired two new salespeople.

Research and development expenses for the nine months ended September 30, 2008 were $68,812 compared to $77,314 for the nine months ended September 30, 2007 for a decrease of $8,502 or 11.1%. This decrease was due to the termination of the part-time support employee.

ASII had a net loss for the nine months ended September 30, 2008 of $2,646,287 and a net loss for the nine months ended September 30, 2007 of $5,641,864. This is a decrease in net loss of $2,995,577. This loss was primarily due to the restructure of the security purchase agreement for CGM-AST.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2008 was $(121,277) and the nine months ended September 30, 2007 was $42,296. The decrease in cash provided by operating activities for the nine months ended September 30, 2008 compared to September 30, 2007 was $163,573.

Net cash used in investing activities was $10,526 and $54,078 for the nine months ended September 30, 2008 and the nine months ended September 30, 2007 respectively. This decrease was $43,552.

Net cash provided by (used in) financing activities was $10,000 and ($2,000) for the nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively.

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

Over the next twelve months, management is hopeful that sufficient working capital may be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations. However, if ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At September 30, 2008, ASII had assets of $6,156,968 compared to $5,995,957 on December 31, 2007 an increase of $161,011 and shareholder (deficit) of $ (50,406,517) on September 30, 2008 compared to shareholder (deficit) of $(47,760,231) on December 31, 2007, an increase of $2,646,286. This increase in shareholder (deficit) for the nine months ended September 30, 2008 resulted from the net loss for the nine months ended September 30, 2008.

The Company had net (loss) of ($2,646,287) and ($5,641,864) during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, we had a cash balance in the amount of $264,825 and current liabilities of $22,608,095. The total amount of notes payable and debentures is $18,067,155. We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $19,364,331, as of September 30, 2008. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	797,317	797,317	0
Accrued interest on loans	499,859	499,859	0
Note payable	4,000,000	0	4,000,000
Convertible Debentures	14,067,155	0	14,067,155
Total Contractual Obligations	$19,364,331	$1,297,176	$18,067,155

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2008 or as of the date of this report.

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

ALLIED SECURITY INNOVATIONS, INC. (Registrant)

Date: November 5, 2008	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: November 5, 2008	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)