Form 10-K
period 2008-12-31
Allied Security Innovations, Inc.
filed 2009-04-15
CIK 927454

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934. For the fiscal year ended December 31, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934. For the transition period from ____________ to

Commission file number 0-26604

Allied Security Innovations, Inc.
Formerly Digital Descriptor Systems, Inc.

(Name of registrant as specified in its charter)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer had revenues of $4,838,934 for the fiscal year ended December 31, 2008.

As of February 17, 2009, 2,970,592,794 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I

ITEM 1.  Business

History

Allied Security Innovations, Inc. ("ASSI," the "Company," "us," "we," or "our"), a Delaware corporation incorporated in 1994, formerly known as Digital Descriptor Systems, Inc.  which was the successor to Compu-Color, Inc., an Iowa corporation. The operations of DDSI were started as a division of ASI Computer Systems, Inc. of Waterloo, Iowa in 1986. Compu-Color, Inc. was formed in July 1989 and as of July 1, 1989 purchased the assets of the Compu-Color division of ASI Computer Systems, Inc.

Our Business

During 2005 the Company acquired CGM Security Solutions, Inc. as a wholly owned subsidiary and changed its name to CGM Applied Security Technologies, Inc. In conjunction with the acquisition the Company has changed its primary focus from the law enforcement market to the security market in general as it believes that the potential for revenue is much greater.

Description of Business of CGM

CGM-AST is a manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.  Focused primarily on “deterrent technologies,” CGM-AST designs and develops customized tamper evident devices which when integrated into a security protocol; provide chain of custody and/or proof of tampering for targeted assets.

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

It is estimated that losses from cargo theft each year reach 30-50 billion dollars globally and 12 billion dollars in the US, and that these numbers will continue to rise. Figures taken from L.H. Gray entitled Facing the Growing Problem of Loss and Theft.

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

o Pharmaceutical Packaging

o Box or container closure seals

o Cash bag components

o Computer seals

o Validation devices

o General security products

o     Law Enforcement Agencies

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

The Company’s revenue from one customer accounted for 14% of total revenue for the twelve months ended December 31, 2008, which defines them as a major customer.

Sales

CGM-AST has three direct salespeople, two independent representatives and 5 distributors for domestic sales.  There are over 12 representative distributors for sales abroad managed by an in-house Director for International Channel Management. CGM-AST supplements its sales force with Internet advertising, trade shows, and PR benefits including participation and Chairing of educational programs and committees (e.g. the International Cargo Security Council (ICSC)) and a variety of legislators and key accounts targeted by an Executive level PR campaign.

Competition

Several other companies manufacture products that are similar to CGM-AST’s self-voiding label stock. As far as we know those products are limited in scope and do not adequately address the issues of “needs based tampering” by virtue of their inability to withstand the normal means of breaching adhesive products. However, new innovations and better sales/marketing by other companies with a product-solutions market approach could affect our ability to market our products.

As both a manufacturer and converter, CGM-AST delivers finished goods to users in response to clients’ needs. CGM-AST can modify its products through all phases of its development to make it user friendly and compatible with the needs of its desired application.

CMG-AST has a unique platform of products, designed and customizable to address clients’ needs against individual threats. There are approximately 12 seal manufacturers that offer seals and compete with each other over price. CGM-AST sells through a "needs-based threat-specific" assessment and determines final product design on the basis of functionality.

Industry Trends

It is estimated that losses from cargo theft each year reach 30-50 billion dollars globally and 12 billion dollars in the US, and that these numbers will continue to rise. Figures taken from L.H. Gray entitled Facing the Growing Problem of Loss and Theft.

Employees

ASII employs a total of 21 full time employees, of whom 16 are employed by CGM.

ASII develops, assembles, markets and installs computer systems which capture video, digitally captured images and scanned images, digitize the image, link the digitized images to text/data and store the image and text on a computer database which allows for transmitting the image and text by computer or telecommunication links to remote locations.

Imaging technology enables computers to record, store and retrieve both textual information and visual images. The common problem in imaging technology is how to record, store, process and retrieve information and images within the same system. ASII's software programs utilize technology to link the textual information with the images so that customers can record and retrieve related text and images. ASII originally developed the software to address the information retrieval problems of tax assessors. ASII subsequently adapted the software for use by law enforcement agencies and management of jail facilities. ASII's software also addresses different information retrieval needs such as reproducing line ups and producing housing badges (jails), bar coded wristbands for identification which facilitates movement within jails and courts and storing and retrieving hand written and computer generated document images within arrest records. The marketplace for this technology has become more of a commodity item than the specialized software it was in the past and the Company has made a decision not to actively pursue this market in the future as the cost of upgrading the software and competing in what we consider to be a very small marketplace does not justify the investment that would be necessary.  While we will still support and maintain the existing customer base we will no longer actively solicit new customers.

ASII does offer maintenance and support for their products.

Maintenance and Support

ASII offers its customers' ongoing maintenance and support plus updates of the software, for an annual fee.

Marketing

Law Enforcement Applications

ASII markets its Law Enforcement products through vendors of compatible software applications.

Customers

ASII maintains a continuing relationship with its customers based upon support services and periodic upgrades of the Compu-Capture(R) line and Compu-Sketch(R) software. The major revenue-generating event is presently the support and maintenance of our existing customer base.  ASII does not rely on any particular customers or business partners for the majority of their sales.

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

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST Sub for the fiscal year ending December 31, 2008 and (ii) an independent valuation of CGM-AST Sub based upon the consolidated audited financial statements of the Company and CGM-AST Sub for the fiscal years ended December 31, 2008 and 2007. In addition, the Company has granted CGM-AST a secondary security interest in substantially all of its assets and intellectual property.  If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is a likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.

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

On May 16, 2008 the Company came to an agreement to pay CGM Security Solutions, Inc. and its owner Mr. Erik Hoffer Five Hundred Thousand Dollars ($500,000) and signed a new note with him raising the purchase price by One Million Dollars ($1,000,000).The new note for Four Million Dollars is a three year note carrying an annual interest rate of 7% of which the interest is due quarterly.

Sales by Geographic Area

During the fiscal year ended December 31, 2008 the percentage of revenues that ASII received from domestic customers has been approximately 81.4%.  Foreign sales for 2008 were $900,616.

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

Research and Development

ASII spent $94,946 and $101,687, respectively for the years ended December 31, 2008 and 2007 on research and development. This amount includes amounts spent on outside sources for assistance with Research and Development projects. None of these costs have been borne directly by our customers.

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

Patents, Trademarks and Licenses

ASII owns the proprietary rights to the software used in the Compu-Capture(R) programs. In addition, ASII owns the rights to the trademarks "Compu-Capture(R)," "Compu-Color(R)" and "Compu-Scan(R)," all trademarks have been registered with the United States Patent and Trademark Office.

ITEM 2. Properties

The Company operates 1709 Route 34, Farmingdale, New Jersey.  CGM Applied Security Technologies operates from two locations. The administrative offices are located in Farmingdale, NJ and the production facility is located in Staten Island, NY.

ITEM 3. Legal Proceedings

On October 16, 2003, in the Court of Common Pleas of Bucks County, Pennsylvania, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706. The liability, net of the security deposit, is included in accrued expenses at December 31, 2008.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

ASII's (formerly DDSI quoted under the symbol “DDSI”) common stock has been quoted on the OTC Bulletin Board since July 7, 1997 and under the symbol "ASVN" since February 2007.  As of November 4, 1999 ASII's shares traded on the Pink sheets. ASII returned to trading on the OTC Bulletin Board effective February 23, 2001, but as of June30, 2003 began trading on the Pink sheets. Under the “ASVN” symbol, ASII returned to the OTC Bulletin Board in October 2007.  The following table sets forth, the high and low bid prices for the common stock for the quarters indicated. As of February 1, 2008 there were approximately 3,200 shareholders of record.

	Common Stock
	Bid Price

	Low	High
Calendar Year 2007
First Quarter	$0.0001	$0.0003
Second Quarter	$0.0001	$0.0002
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

Calendar Year 2008
First Quarter	$0.0001	$0.0003
Second Quarter	$0.0001	$0.0002
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

As of February 1, 2009, 2,970,592,794 shares of the issuer's Common Stock were outstanding.

We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

During January 2008, $7,689 of the convertible debentures issued in September 2001, were converted into 189,172,841 shares of common stock.

During February 2008, $7,051 of the convertible debentures issued in September 2001, were converted into 191,495,075 shares of common stock.

During March 2008, $7,240 of the convertible debentures issued in September 2001, were converted into 192,195,659 shares of common stock.

During April 2008 $4,998 of the convertible debentures issued in September 2001, were converted into 124,944,600 shares of common stock.

During July 2008 $40,618 of the convertible debentures issued in September 2001, were converted into 477,260,118 shares of common stock.

During August 2008 $63,087 of the convertible debentures issued in September 2001, were converted into 734,864,676 shares of common stock.

During September 2008 $34,115 of the convertible debentures issued in September 2001, were converted into 379,060,000 shares of common stock.

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

During May 2007, $10,194 of the convertible debentures issued in September 2001 were converted in 9,526,792 shares of common stock.

During June 2007, $3,266 of the convertible debentures issued in September 2001 were converted into 6,342,040 shares of common stock

During June 2007, $3,143 of the convertible debentures issued in September 2001 were converted into 4,820,455 shares of common stock

During July 2007, $8,270 of the convertible debentures issued in September 2001 were converted into 19,897,904 shares of common stock

During July 2007, $915 of the convertible debentures issued in September 2001 were converted into 2,024,112 shares of common stock.

During August 2007, $5,838 of the convertible debentures issued in September 2001 were converted into 35,809,160 shares of common stock.

During August 2007, $1,510 of the convertible debentures issued in September 2001 were converted into 12,178,436 shares of common stock.

During September 2007, $3,347 of the convertible debentures issued in September 2001 were converted into 48,961,300 shares of common stock.

During September 2007, $1,834 of the convertible debentures issued in September 2001 were converted into 16,420,079 shares of common stock.

During October 2007, $4,325 of convertible debentures issued in September 2001 were converted into 71,183,728 shares of common stock.

During October 2007, $2,254 of convertible debentures issued in September 2001 were converted into 29,662,740 shares of common stock.

During November 2007, $7,489 of convertible debentures issued in September 2001 were converted into 79,632,642 shares of common stock

During November 2007, $3,406 of convertible debentures issued in September 2001 were converted into 44,815,403 shares of common stock.

During December 2007, $16,309 of convertible debentures issued in September 2001 were converted into 208,996,160 shares of common stock

During December 2007, $3,837 of convertible debentures issued in September 2001 were converted into 41,707,820 shares of common stock.

ITEM 6 Selected Financial Data

Not applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical matters contained herein, the matters discussed in this Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions, especially as regarding installation schedules and product mix, and involves risks and uncertainties which may affect the Company’s business and prospects and cause actual results to differ materially from these forward-looking statements, including sufficient funds to finance working capital and other financing requirements of the Company’s market acceptance of the Company’s products and competition in the computer industry.

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

o To seek additional products to sell into its basic business market.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues for the year ended December 31, 2008 of $4,838,934 an increase $470,993 or 10.8% from the year ended December 31, 2007.     ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.  The increase revenue is attributed to the addition of two salespersons for part of the year 2008.

Cost of revenue for the year ended December 31, 2008 was $1,964,572, an increase of $779,259 or 65.7% from the prior year. Cost of revenue sold as a percentage of revenue for the year ended December 31, 2008 was 40.6% of total revenues, versus 27% the year earlier.  The increase cost of revenue was primarily due to the extraordinary rise in fuel cost during 2008 which was passed on to us in the form of higher prices and fuel surcharges and the write down of obsolete inventory.

Operating expenses increased $2,059,740 or 69.7% during the year ended December 31, 2008 versus the year ended December 31, 2007. This increase was primarily attributable to the impairment of goodwill and an increase in sales and commission expenses involved in hiring new salespersons.

General and Administrative expenses for the year ended December 31, 2008 were $2,200,230 versus $2,312,089 for the prior year for a decrease of $111,859 or 5%. This decrease was primarily attributable to controls on spending.

Sales and Marketing expenses for the year ended December 31, 2008 were $719,927 versus $541,587 for the prior year for an increase of $178,340 or 32.3%.   This increase was primarily attributable to the hiring of two new salespersons, Company increasing its advertising budget, increase in presence at trade events which in turn increased travel expenses, and instituting a commission program for sales personal .

Research and development for the year ended December 31, 2008 was $94,946 compared to $101,687 for the same period prior year for a decrease of $6,741 or 6.6%.  This decrease is attributable to controls on spending.

The net (loss) for ASII decreased 67% or $10,868,098 for the year ended December 31, 2008 to $(5,397,446) from $(16,265,544) for the year ended December 31, 2007. This was primarily due to the change in fair market value of the derivative liability and there was impairment to goodwill in the amount of $2,000,000.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities for the year ended December 31, 2008 and 2007 was $(158,969) and $74,963 respectively. The increase in net cash used by operating activities in the year ended December 31, 2008 of $(233,932) was due in part to the net loss.

Net cash used in investing activities was $(24,146) and $(73,054) for the years ended December 31, 2008 and 2007, respectively.  The decrease in cash used in investing activities in the year ended December 31, 2008 of $(48,908) was due to tighter controls for spending on new equipment.

Net cash provided by (used in) financing activities was $10,000 and $(8,000) for the years ended December 31, 2008 and 2007, respectively.

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

At December 31, 2008, ASII had assets of $3,471,662 compared to $5,995,957 on December 31, 2007 a decrease of $2,524,295 and shareholder deficit of  $(33,271,043) on December 31, 2008 compared to shareholder deficit of $(28,213,749) on December 31, 2007, an increase of ($5,057,294). This increase in shareholder deficit for the year ended December 31, 2008 resulted from the net loss for the year ended December 31, 2008.

As of December 31, 2008, ASII negative working capital was $(17,716,423), a change from negative working capital of $(32,087,466) at December 31, 2007. The decrease in negative working capital was primarily a result of the restructuring of debt and a decrease in the fair market value of the derivative liabilities.

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

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST Sub for the fiscal year ended December 31, 2007 and (ii) an independent valuation of CGM-AST based upon the consolidated audited financial statements of the Company and CGM-AST for the fiscal years ended December 31, 2008 and 2007. In addition, the Company has granted CGM Security Solutions, Inc. a secondary security interest in substantially all of its assets and intellectual property.  If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.

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

On October 9, 2007 the Company’s stock began trading on the NASDAQ-over-the-counter market. Previously, the Company’s common stock traded on Pink Sheets.

ITEM 8. Financial Statements

The report of the independent registered public accounting firm and financial statements are set forth in this report.

ITEM 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position with Company

Anthony Shupin	53	Director, Chief Executive Officer, President
Michael Pellegrino	59	Senior Vice President, CFO and Director
Robert Gowell	39	Director
Vincent Moreno	64	Director

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

Michael Pellegrino became Senior Vice President and CFO in February 2006. He originally joined ASII in 1995 as Vice President & Chief Financial Officer. In March 2002, he was appointed President, Chief Executive Officer and Chief Financial Officer, Secretary and a Director of ASII. From 1984 to 1995, Mr. Pellegrino was Vice President and CFO of Software Shop Systems, Inc. From 1979 to 1984, he was a regional controller for Capital Cities/ABS and from 1972 to 1979 as Director of Financial Systems for ADP. Mr. Pellegrino has a Bachelors degree in accounting from MSU and a Masters in Finance from Rutgers University.

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

Code of Ethics

The Company has not formally adopted a written code of ethics that governs all of our officers, directors and finance and accounting employees. The draft code of ethics is filed herewith as Exhibit 14.1.

Section 16 Beneficial Ownership Compliance.

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

ITEM 11. Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000 during fiscal 2008and 2007.

					Long Term Compensation

			Annual Compensation		Awards		Payouts

				Other		Securities
Name and				Annual	Restricted	Underlying		Other
Principal				Compen-	Stock	Options/	LTIP	Compen-
Position	Year	Salary	Bonus	sation($)	Award($)	Sar (#)	Payouts($)	sation ($)
Anthony Shupin	2008	$227,900	0	0	0	0	0	0
President & CEO	2007	$215,000	0	0	0	0	0	0

Michael J	2008	$185,500	0	0	0	0	0	00
Pellegrino*	2007	$174,022	0	0	0	0	0	0

Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

Effective November 13, 2006 the Company granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services.

The shares will vest in five equal monthly installments and will be issued at the discretion of Mr. Shupin and Mr. Pellegrino.  The shares have not been issued as of December 31, 2008.  Each share of A Preferred is convertible into 240,000 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of A Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

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

Aggregated Option/SAR Exercises

None exercised.

Employment Agreements

Anthony R. Shupin, Chairman, President and Chief Executive Officer. Mr. Shupin was re-appointed as Chairman, President and Chief Executive Officer effective February, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Shupin, which entitled him to a base salary of $227,900 per year, which may at the Board of Directors discretion adjust his base salary (but not below $227,900 per year). Mr. Shupin is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Shupin will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Shupin shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Plan, Mr. Shupin will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. The Company may grant Mr. Shupin, following the first anniversary of the date hereof and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Shupin will be entitled to 25 vacations days per year at such times as may be mutually agreed with the Board of Directors. ASII will provide Mr. Shupin a monthly car allowance of One Thousand Dollars ($1,000) along with related car expenses.

Michael J. Pellegrino, Senior Vice President and Chief Financial Officer. Mr. Pellegrino was appointed as Senior Vice President and Chief Financial Officer effective February 25, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $185,500 per year which may at the Board of Directors discretion adjust his base salary (but not below $185,500 per year). Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan. As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. ASII may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Pellegrino will be entitled to 25 vacation days per year at such times as may be mutually agreed with the Board of Directors. ASII shall also furnish Mr. Pellegrino with monthly car allowance of One Thousand Dollars ($1,000) and related car expenses.

Employee and Director Stock Option Plans

ASII adopted the 2006 Stock Incentive Plan, (the "Plan") in order to attract and retain qualified personnel. This plan was adopted by the Board of Directors on October 12, 2006 and approved by the shareholders on December 19, 2006. The Board of Directors has initially reserved 2,500,000 shares of Common Stock for issuance under the 2006 Incentive Plan.  Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options, (ISO’s) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (Non-ISO’s) intended to qualify as Incentive Stock Options there under.

The 2006 Incentive Plan and the right of participants to make purchases there under are intended to qualify as an “employee stock purchase plan” under Section 423 of the internal Revenue Code of  1986, as amended (the “Code”).  The 2006 Incentive Plan is not a qualified deferred compensation plan under Sections 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (”ERISA”).

The number of shares reversed for issuance under the 2006 Incentive Plan accounts for the 1 for 500 reverse stock split.

Compensation of Directors

Outside Directors receive compensation of $500 for each meeting attended for their services as members of the Board of Directors. Directors will receive reimbursement for expenses in attending directors meetings where applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our common stock as of December 31, 2008. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Percentage of beneficial ownership is based upon 2,970,592,794 shares of common stock outstanding at December 31, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Beneficial Ownership
Name and Address		of Common Stock
of Beneficial Owner	Title	No. of Shares		Percent of Class
Anthony R. Shupin	Chairman, CEO and	19,800,000	(1)*
1709 Route 34 Suite 2	President
Farmingdale, NJ 07727

Michael Pellegrino	Senior Vice President,	19,800,000	(1)*
1709 Route 34 Suite 2	Chief Financial Officer
Farmingdale, NJ 07727	& Director

Robert Gowell	Director	96,300		*
1709 Route 34 Suite 2
Farmingdale, NJ 07727

Vincent Moreno	Director	0		*
1709 Route 34 Suite 2
Farmingdale, NJ 07727

All Officers & Directors
As a Group		30,096,300		*

•	less than 1%

(1) Includes 480,000  shares of common stock issuable upon  conversion of 10,000 shares of Series A Preferred Stock. The terms of the Series A Preferred Stock permit the holder thereof to vote on all matters voted on by holders of the common stock on an as converted basis

There are no arrangements known to ASII that at a later date may result in a change in control of ASII.

ITEM 13. Certain Relationships and Related Transaction

None

ITEM 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by Bagell, Joseph, Levine & Company, L.L.C. our independent registered public accounting firm, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports during the last two fiscal years 2008 and 2007 were $138,052 and $111,475, respectively.

Audit-Related Fees. The Company did not engage its principal accountants to provide assurance or related services during the last two fiscal years.

Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2008 and 2007 were $7,000 and $7,000, respectively.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Part IV

ITEM 15. Exhibits

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

Dated: April 13, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

By:	/s/ Anthony Shupin	Chairman, President, and Chief,
	Anthony Shupin	Executive Officer

By:	/s/ Michael Pellegrino	Senior Vice President and Chief
	Michael Pellegrino	Financial Officer, Director

By:	/s/ Vincent Moreno	Director
Vincent Moreno

By:		Director
Robert Gowell

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Table of Contents

December 31, 2008

Page(s)

Report of Independent Registered Public Accounting Firm	2

Audited Consolidated Financial Statements:

Balance Sheets as of December 31, 2008 and 2007	3

Statements of Operations for the Years Ended December 31, 2008 and December 31, 2007	4

Statement of Stockholders' Deficit for the Years Ended December 31, 2008 and December 31,2007	5

Statements of Cash Flows for the Years Ended December 31, 2008 and December 31, 2007	6-7

Notes to Consolidated Financial Statements	8-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
1709 Route 34 South
Farmingdale, New Jersey  07727

We have audited the accompanying consolidated balance sheets of Allied Security Innovations, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Security Innovations, Inc., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2008, to fund its operations. Also at December 31, 2008, the Company had negative net working capital of $17,716,423.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ  08053

April 13, 2009

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$213,513	$386,628
Accounts receivable, net of allowance	537,223	406,655
Inventory	238,123	665,435
Other Current Assets	9,346	8,241

Total Current Assets	998,205	1,466,959

Property and equipment, net of accumulated depreciation	267,594	306,237

Other Assets:
Deposits	12,896	14,626
Goodwill	2,054,998	4,054,998
Intangible assets, net of accumulated amortization	137,969	153,137

Total Other Assets	2,205,863	4,222,761

Total Assets	$3,471,662	$5,995,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$142,865	$133,113
Accrued expenses	339,079	297,934
Accrued payroll expenses	114,923	93,856
Accrued interest	711,684	1,447,753
Deferred income	10,098	60,577
Convertible debentures current portion	39,078	5,122,832
Note payable	-	3,500,000
Derivative liabilities	17,356,901	22,898,360

Total Current Liabilities	18,714,628	33,554,425

Note payable	4,000,000	-
Convertible debentures, net of current portion	14,028,077	655,281

Total Liabilities	36,742,705	34,209,706

Stockholders' deficit:

Preferred stock, $.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $.001; authorized 9,999,000,000 shares; 2,970,592,794 and 681,599,825 issued and outstanding at December 31, 2008 and 2007, respectively.	2,970,593	681,600
Additional paid-in capital	16,916,041	18,864,882
Accumulated deficit	(53,157,677)	(47,760,231)

Total Stockholders' Deficit	(33,271,043)	(28,213,749)

Total Liabilities and Stockholders' Deficit	$3,471,662	$5,995,957

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED  STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

INCOME
Net sales	$4,838,934	$4,367,941
Cost of revenue	1,964,572	1,185,313

Gross Profit	2,874,362	3,182,628

OPERATING EXPENSES
General and administrative	2,200,230	2,312,089
Sales and marketing	719,927	541,587
Research	94,946	101,687
Impairment of goodwill	2,000,000	-

Total Operating Expenses	5,015,103	2,955,363

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(2,140,741)	227,265

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(7,237,883)	-
Interest	(1,203,589)	(1,121,707)
Interest on conversions	(170,673)	-
Amortization of debt discount	(91,346)	(135,840)
Change in fair market value of derivative liability	5,541,459	(15,133,122)
Depreciation and amortization	(77,958)	(102,140)
Other income and expenses	(16,715)	-

Total Other (Expense)	(3,256,705)	(16,492,809)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,397,446)	(16,265,544)
`
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(5,397,446)	$(16,265,544)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding, basic and diluted	1,877,405,183	147,082,908

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Deficit

Balance at December 31, 2006	19,137,612	$19,138	$18,696,266	$(31,494,687)	$(12,779,283)

Common stock issued in conversion of convertible debentures	662,462,213	662,462	(520,120)	-	142,342

Debt Discount in conjunction with issuance of convertible debentures	-	-	243,246	-	243,246

Beneficial interest in conjunction with issuance of convertible debentures	-	-	445,490	-	445,490

Net loss	-	-	-	(16,265,544)	(16,265,544)

Balance at December 31, 2007	681,599,825	681,600	18,864,882	(47,760,231)	(28,213,749)

Common stock issued in conversion of convertible debentures	2,288,992,969	2,288,993	(2,119,514)	-	169,479

Beneficial interest in conjunction with issuance of convertible debentures	-	-	170,673	-	170,673
					-
Net loss	-	-	-	(5,397,446)	(5,397,446)

Balance at December 31, 2008	2,970,592,794	$2,970,593	$16,916,041	$(53,157,677)	$(33,271,043)

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,397,446)	$(16,265,544)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	77,958	102,140
Gain on sale of equipment	-	(2,200)
Amortization of debt discount	91,346	135,840
Beneficial interest	170,673	445,490
Loss on debt extinguishment	7,237,883	-
Change in fair value of derivative liability	(5,541,459)	15,133,122
Impairment of goodwill	2,000,000	-
Bad debt expense	59,444	76,333
Changes in operating assets and liabilities:
Accounts receivable	(190,012)	76,163
Inventory	427,312	(127,070)
Prepaid expenses and other assets	(1,105)	(21,137)
Deposits	1,730	-
Accounts payable	9,752	17,553
Accrued expenses	62,211	3,046
Accrued interest	883,223	575,045
Deferred income	(50,479)	(73,818)
Total Adjustments	5,238,477	16,340,507

Net Cash Provided by (Used in) Operating Activities	(158,969)	74,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(24,146)	(75,254)
Proceeds of sale of equipment	-	2,200

Net Cash Used in Investing Activities	(24,146)	(73,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	510,000	-
Payment on note payable	(500,000)	(8,000)

Net Cash Provided by (Used in) Financing Activities	10,000	(8,000)

NET DECREASE IN CASH	(173,115)	(6,091)
CASH AT BEGINNNING OF YEAR	386,628	392,719

CASH AT END OF YEAR	$213,513	$386,628

The accompanying notes are an integral part of the consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
FORMERLY DIGITAL DESCRIPTOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (CONTINUED)

	2008	2007
Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	-	-
Income Taxes	-	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common stock issued in conversion of convertible debentures	$2,288,993	$51,172

Beneficial interest in conjunction with issuance of convertible debentures	$170,673	$445,490

Common stock issued in conversion of accrued interest	$4,682	$19,735

Supplemental Schedule of May 16, 2008 Debt Refinancing:

Convertible debentures at December 31, 2008	$14,165,899

Convertible debentures satisfied May 16, 2008	(5,832,483)
Loss on extinguishment	(7,237,883)
Accrued interest capitalized to debt	(1,595,533)
Cash payment of convertible debentures at settlement	$(500,000)

The accompanying notes are an integral part of the consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and December 31, 2007

Note 1 - Description of Business
On October 9, 2007 the company’s stock began trading on the OTCBB market. Previously, the Company’s common stock traded on Pink Sheets.

Allied Security Innovations, Inc., incorporated in Delaware in 1994, develops, assembles and markets computer installations consisting of hardware and software, which capture video and scanned images, link the digitized images to test and store the images and text on a computer database and transmit this information to remote locations. The principal product of the Company is the Compu-Capture ® Law Enforcement Program, which is marketed to law enforcement agencies and prison facilities. Substantially all of the Company's revenues are derived from governmental agencies in the United States.

CGM-Applied Security Technology, Inc. (CGM) is a manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

On December 19, 2006 a special meeting of the shareholders was held and at the meeting the shareholders passed a resolution to change the name of the company from Digital Descriptor Systems, Inc. (“ASII”) to Allied Security Innovations, Inc. The shareholders also passed a resolution to authorize a 1 for 500 reverse stock split. Both of these actions were completed on February 5, 2007. In addition the 2006 Incentive Stock Option Plan adopted by The Board of Directors on October 12, 2006 was approved by the shareholders.  On October 9, 2007 the company stock began trading on the OTCBB market.  Previously, the Company’s common stock traded on Pink Sheets.

On July 1, 2007 the offices of Allied Security Innovations, Inc. and the Somerset office of CGM Applied Security Technologies, Inc., the Company’s wholly owned subsidiary, were combined into a new office located in Farmingdale, NJ in a 6,000 square foot combination warehouse /office space.  The reason for this was cost savings and improved operational efficiencies.

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

Revenue Recognition
The Company derives revenue from the sale of hardware, software, post customer support, and other related services. Post customer support includes telephone support, virus fixes, and rights to upgrades. Other related services include basic training. CGM derives its revenue from the sale of its tapes, labels and other security devices.

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectability is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided.

Deferred Income
Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income. Deferred revenue for the years ended December 31, 2008 and 2007 was $10,098 and $60,577 respectively.  Revenue allocable to other services is recognized as the services are provided.  The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $94,946 and $101,687, respectively, for the years ended December 31, 2008 and 2007.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $537,223 and $406,655 at December 31, 2008 and 2007.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $148,506 and $89,062 at December 31, 2008 and 2007.

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

Accounting for Stock Options
The Company determines stock-based compensation expense under Financial Accounting Standards Board issued Statement No. 123R (SFAS 123R), "Accounting for Stock-Based Compensation."

Net Loss Per Common Share
Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for the years presented.

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

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary CGM.  All inter-company accounts have been eliminated.

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

Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had $109,485 and $32,324 for the years ended December 31, 2008 and 2007 respectively.

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

Goodwill and Other Intangible Assets
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.   Goodwill was acquired upon the purchase of its wholly-owned subsidiary of CGM totaling $4,054,998 (see footnote 11).

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

In December of 2008 the company decreased the value of goodwill from $4,054,998 to $2,054,998.

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in change in fair market value of derivative liability, a separate component of the other income (expense). As of December 31, 2008, the fair value of derivatives was $17,356,901, a decrease of $5,541,459 from December 31, 2007. The Company had a net gain on all derivatives of $5,541,459 for the year ended December 31, 2008.

Earnings (Loss) Per Share of Common Stock
 Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2008 and 2007 when the Company reported a loss because to do so would be anti-dilutive for years presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio, which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2008	December 31, 2007

Net Loss	$(5,397,446)	$(16,265,544)

Weighted-average common shares outstanding (Basic)	1,877,405,183	147,082,908

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	1,887,405,183	147,082,908

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Reclassifications
Certain amounts for the years ended December 31, 2007 have been reclassified to conform to the presentation of the December 31, 2008 amounts. The reclassifications had no effect on net loss or stockholders’ deficit for the years ended December 31, 2008 and 2007.

Note 3 - Impact of Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The implementation of this standard will not have a material impact on Consolidated Financial Statements.

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

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 6 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

        On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - an amendment to ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, non controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non controlling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all non controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s consolidated financial statements.

Note 4 – Intangible Assets

Intangible assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Licenses	$222,076	$222,076
Accumulated amortization	84,108	68,939
Total	$137,968	$153,137

Licenses are being amortized over its estimated useful life of 15 years.  Amortization expense for the years ended December 31, 2008 and 2007 was $15,169 respectively.

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31,
2009	$15,169
2010	15,169
2011	15,169
2012	15,169
2013	15,169

Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the licenses existed as of December 31, 2008 or 2007. However, future impairment tests could result in a charge to earnings

Note 5- Property and Equipment

Fixed assets consist of the following at December 31, 2008 and 2007:

	2008	2007

Furniture and Fixtures	$75,613	$71,367
Leasehold Improvements	159,607	159,607
Computers	219,301	209,179
Machinery and Equipment	762,987	753,209
	1,217,508	1,193,362
Less: Accumulated depreciation	(949,914)	(887,125)
Net	$267,594	$306,237

Depreciation expense for the years ended December 31, 2008 and 2007 was $62,789 and $86,972, respectively.

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

On May 16, 2008 convertible debentures in the net amount of $5,832,483 were satisfied.

On May 16, 2008, the Company issued sixteen convertible notes for an aggregate amount of $14,165,899. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 6% per annum.

The holders have the right to convert the  principal amount plus accrued interest into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be an amount equal to 26% of the mean average price of the common stock for the ten trading days prior to notice of conversion.

We recorded a derivative liability related to this convertible debenture. The initial fair market value of the conversion option in the amount of $10,000 was recorded as a debt discount and was expensed in 2008.  The fair market value of the conversion feature is also shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

The expected payment of principal over the life of the note assuming no principal is converted is as follows:

Year	Principal Payment
2009	$-0-
2010	-0-
2011	$14,165,899

Note 7 – Derivative Liability

In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives as a liability in the accompanying consolidated balance sheet, and it was measured at its estimated fair value of $17,356,901 and $22,898,360 as of December 31, 2008 and 2007, respectively. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:
	2008	2007
Fair market value of stock	$0.0001	$0.0003
Exercise price	$0.00007	$0.00005
Dividend yield	0.00%	0.00%
Risk free interest rate	1.07%	4.20%
Expected volatility	478.0%	150. %
Expected life	2.5 Years	0.00 to 6.25 Years

Note 8 - Income Taxes

At December 31, 2008 and 2007, the Company had federal net operating loss carry forwards of approximately $11,900,000 and $14,000,000, respectively to offset future federal taxable income expiring in various years through 2028. The Company also has state net operating loss carry forwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

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

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2008	2007
Tax provision at the U. S. Federal Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
Effective tax rates	—%	—%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2008 and December 31, 2007 follows:

	2008	2007
Deferred tax asset
Net approximate operating loss carry forward	$4,165,000	$4,900,000
Bad debt reserves	—	—
Deferred tax assets	4,165,000	4,900,000
Valuation allowance	(4,165,000)	(4,900,000)
Net deferred tax asset	$—	$—

Note 9 - Commitments and Contingencies

Operating Lease

CGM-AST leases one facilities in Staten Island, New York under non-cancelable lease agreements that end in December 2008.  Company still occupies the space on a month to month basis.

On June 1, 2007 the offices of Allied Security Innovations, Inc. and the Somerset office of CGM-AST Applied Security Technologies, Inc. were combined into a new office located in Farmingdale, NJ in a 6,000 square foot combination warehouse /office space.  The reason for this was cost savings and improved operational efficiencies. The lease is a 5 year lease ending May 12, 2012 with a 5 year renewal option. The company is required to pay utilities, insurance and other costs relating to the lease facility. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008:

Per Year
2009	$56,824
2010	58,529
2011	60,285
2012	30,588

Employment Agreements

Anthony R. Shupin, Chairman, President and Chief Executive Officer. Mr. Shupin was re-appointed as Chairman, President and Chief Executive Officer effective February, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Shupin, which entitled him to a base salary of $227,900 per year.  The Board of Directors may adjust his base salary at their discretion but it may not be adjusted below $215,000 per year. Mr. Shupin is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Shupin will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Shupin shall participate in the Management Equity Incentive Plan. As a participant in the the Management Equity Incentive Plan, Mr. Shupin will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. The Company may grant Mr. Shupin, following the first anniversary of the date hereof and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Shupin will be entitled to 25 vacations days per year at such times as may be mutually agreed with the Board of Directors. ASII will provide Mr. Shupin a monthly car allowance of One Thousand Dollars ($1,000) along with related car expenses.

Michael J. Pellegrino, Senior Vice President and Chief Financial Officer. Mr. Pellegrino was appointed as Senior Vice President and Chief Financial Officer effective February 25, 2005. On February 25, 2005, ASII entered into a five-year employment agreement with Mr. Pellegrino, which entitled him to a base salary of $185,500 per year. The Board of Directors may adjust his base salary at their discretion but it may not be adjusted below $175,000 per year.  Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan.   As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. ASII may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Pellegrino will be entitled to 25 vacation days per year at such times as may be mutually agreed with the Board of Directors. ASII shall also furnish Mr. Pellegrino with monthly car allowance of One Thousand Dollars ($1,000) and related car expenses.

Note 10 - Stock Option and Other Plans

Effective November 13, 2006, Allied Security Innovations, Inc. ("ASII") granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services.

The shares will vest in five equal monthly installments and will be issued at the discretion of Mr. Shupin and Mr. Pellegrino.  These share have not been issued as of December 31, 2008.   Each share of A Preferred is convertible into 480 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of A Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

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

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	33,000	—	—	33,000	$.10 - $.365
Outstanding at December 31, 2008	33,000			33,000	$.10-.365

Note 11 - Contingency

There were two holders of convertible notes dated December 31, 2001 who could potentially seek damages from the Company. Should they seek these damages, the Company could incur an additional expense of $71,668. Management feels however, that the likelihood that the other holders will seek the damages is remote, and therefore, no provision for this expense has been made in the accompanying consolidated financial statements.

On October 16, 2003, a judgment was entered against the Company by its landlord, BT Lincoln L.P. for breach of lease in the amount of $184,706.

Note 12 – Acquisitions and Note Payable

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

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST for the fiscal year ending December 31, 2008 and (ii) an independent valuation of CGM-AST Sub based upon the audited consolidated financial statements of the Company and CGM-AST Sub for the fiscal years ending December 31, 2007 and 2008. In addition, the Company has granted CGM-AST a secondary security interest in substantially all of its assets and intellectual property.  If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is a likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.

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

 Whereas the Company did not have sufficient funds to satisfy this obligation and was not able to raise the required payment when due the Company came to an agreement to pay CGM Security Solutions, Inc. and its owner Mr. Erik Hoffer Five Hundred Thousand Dollars ($500,000) and signed a new note with him raising the purchase price by One Million Dollars ($1,000,000).  The new note for Four Million Dollars is a three year note due on May 15, 2011 carrying an annual interest rate of 7% of which the interest is due quarterly.

Note 13 – Loss on extinguishment of debt

The Statements of Operations reports a loss on extinguishment of debt in the amount of $7,237,883.  This amount is represented by the following:

Convertible debentures as of May 15, 2008	$5,832,481
Accrued interest as of May 15, 2008	1,585,533
7,418,014

Convertible debt balance after refinancing	13,655,897
Convertible debt balance after refinancing Hoffer*	1,000,000
14,655,897

Total Loss on Extinguishment of Debt	$(7,237,883)

*In order to determine the accounting for the modification of the terms of the Amended Asset Purchase Agreement and Amended 7% Secured Convertible Promissory Note (increase in both the principal and interest), the Company had to consider if the creditor has granted any concessions to the debtor. In this case, the modifications to the Hoffer debt has resulted in an increase in interest rate, which went from 2.68% to 7% and an increase in principal from $3.5 mill to $4.5 mill, therefore, under the guidance set forth in EITF 02-04 Determining whether a debtor’s modification or exchange of debt instrument is within the Scope of FAS 15, there is no concessions granted to the debtor. By default this modification of debt does not result in a troubled debt transaction, and it falls out of the scope of FAS 15 –Accounting by Debtor’s and Creditors for troubled debt restructuring. This test ruled out the debt being troubled debt transaction, therefore we follow the guidance promulgated by EITF 96-19, Debtor’s Accounting for Modification or Exchange of Debt Instrument

EITF 96-19 Debtor’s Accounting for Modification or Exchange of Debt Instruments provides that by modifying the terms of the agreement, one can achieve the same economic effect as extinguishments; therefore, the debt modification transaction should be accounted and recorded as if it was extinguishments. The EITF also discusses “substantially” modified and how to account for fees paid or received by a debtor and costs incurred by a debtor with third party as past of an exchange or modification.

From the debtor's perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if any of the following three conditions are met:

1.  The present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument.

2. A modification or an exchange that affects the terms of an embedded conversion option, from which the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10 percent of the carrying amount of the original debt instrument immediately prior to the modification or exchange.

3. A modification or an exchange of debt instruments that adds a substantive conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange.

Conclusion: We have considered the accounting guidance aforementioned, and have determined that the present value of the cash flows do exceeded 10%, therefore, the modification is substantial. Since this modification is substantial, the new debt instrument is recorded at fair value (the interest rate of 7% on this note is several basis points greater then LIBOR, therefore the face amount of the note is deemed to approximate its fair value) and the amount should be used to determine the debt extinguishments gain or loss to be recognized and the new effective rate of the new instrument. However, due to the economics of the transaction, we believe that the increase in the loan was more of an “inducement” or penalty; therefore we will record the loss to “Interest Expense”.

Note 14 -Fair Value Measurements

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Fair Value Measurements on a Recurring Basis as of December 31, 2008

Assets	Level I	Level II	Level III	Total

Assets	$-	-	$-	$-
Total Assets	$-	$-	$-	$-
Liabilities	-	$31,424,056	-	$31,424,056
Total Liabilities	$-	$31,424,056	$-	$31,424,056

Note 15 - Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the year ended December 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern.

Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income, as well as reducing expenses in the areas of operations. This plan includes the following management objectives:

•    Soliciting new customers in the U.S.
•    Expanding sales in the international market
•    Expanding sales through E-commerce
•    Adding new distributors both in the U.S and internationally
•    The introduction of new products into the market
•    Seeking out possible merger candidates

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

Note 16 - Subsequent Event

During January 2009, the Company issued 5 convertible notes for an aggregate amount of $50,000. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 6% per annum with terms of three years.

The holders have the right to convert the principal amount plus accrued interest into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be an amount equal to 25% of the mean average price of the common stock for the ten trading days prior to notice of conversion.

We will record a derivative liability related to this convertible debenture. The fair market value of the conversion feature will be shown as a derivative liability on the Company’s balance sheet and will be adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

ALLIED SECURITY INNOVATIONS, INC. (Registrant)

Date: April 13, 2009	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: April 13, 2009	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)