Form 10-Q
period 2009-03-31
Allied Security Innovations, Inc.
filed 2009-05-13
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common stock, $.001 par value per share	3,261,653,393 shares

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Condensed Consolidated Financial Statements
March 31, 2009

Condensed Consolidated Unaudited Financial Statements:	1

Condensed Consolidated Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	2
Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2009 and 2008 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	6

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$315,411	$213,513
Accounts receivable, net of allowance	471,109	537,223
Inventory	200,066	238,123
Other Current Assets	8,110	9,346

Total Current Assets	994,696	998,205

Property and equipment, net	253,067	267,594

Other Assets:
Deposits	12,896	12,896
Goodwill	2,054,998	2,054,998
Intangible assets, net	134,177	137,969

Total Other Assets	2,202,071	2,205,863

TOTAL ASSETS	$3,449,834	$3,471,662

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$182,638	$142,865
Accrued expenses	344,721	339,079
Accrued payroll	42,980	114,923
Accrued interest	918,697	711,684
Deferred income	11,284	10,098
Convertible debentures, net of debt discount	36,507	39,078
Derivative liabilities	17,387,523	17,356,901

Total Current Liabilities	18,924,350	18,714,628

Long Term Liabilities:

Note payable	4,000,000	4,000,000
Convertible debentures, net of debt discount	14,017,378	14,028,077
Total Long Term Liabilities	18,017,378	18,028,077

Total Liabilities	36,941,728	36,742,705

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value: authorized shares -
1,000,000; issued and outstanding shares - none	-	-
Common stock, par value $.001; 9,999,000,000 shares
authorized:
3,261,653,393 and 2,970,592,594 issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	3,261,653	2,970,593
Additional paid in capital	16,654,087	16,916,041
Accumulated deficit	(53,407,634)	(53,157,677)

Total Stockholders' Deficit	(33,491,894)	(33,271,043)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,449,834	$3,471,662

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
INCOME
Net Sales	$1,138,882	$994,054
Cost of Revenue	411,329	305,432
Gross Profit	727,553	688,622

OPERATING EXPENSES
General and administrative	534,220	647,311
Sales and marketing	130,028	95,301
Research and development	21,471	22,698
Total Operating Expenses	685,719	765,310

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	41,834	(76,688)

OTHER INCOME (EXPENSE)

Interest expense	(280,183)	(176,192)
Beneficial interest from conversion	(8,922)	(83,525)
Amortization of debt discount	(3,744)	(54,231)
Change in fair value of derivative liability	19,378	7,965,587
Depreciation and Amortization	(18,319)	(24,064)

Total Other Income (Expense)	(291,790)	7,627,575

Income (Loss) before provision for income taxes	$(249,956)	$7,550,887
`
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(249,956)	$7,550,887

NET INCOME (LOSS) PER BASIC SHARES	$-	$0.01

NET INCOME (LOSS) PER DILUTED SHARES	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	3,106,474,402	976,690,778

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	9,999,000,000	9,999,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(249,956)	$7,550,887
Adjustments to reconcile net income (loss) to net cash
used in provided by operating activities:
Depreciation and amortization	18,319	24,064
Amortization of debt discount	3,744	54,231
Beneficial interest	8,922	83,525
Change in fair value of derivative liability	(19,378)	(7,965,587)
Bad debt expense	(32,468)	37,500
Changes in operating assets and liabilities:
Accounts receivable	98,582	49,433
Inventory	38,055	(20,664)
Prepaid expenses, deposits and other assets	1,236	(19,314)
Accounts payable	39,773	17,461
Accrued expenses	(66,299)	19,939
Accrued interest	210,182	74,378
Deferred Income	1,186	(16,215)

Net Cash Provided by (Used In) Operating Activities	51,898	(110,362)

Cash Flows from Investing Activities:
Purchase of equipment	-	(10,526)

Net Cash Used in Investing Activities	-	(10,526)

Cash Flows from Financing Activities:
Cash received from note	50,000	-

Net Cash provided by Financing Activities	50,000	-

Net Increase (Decrease) in Cash	101,898	(120,888)
Cash at Beginning of Period	213,513	386,628

Cash at End of Period	$315,411	$265,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:

Common stock issued in conversion of convertible
debentures	$291,061	$572,863

Beneficial interest in conjunction with issuance of
convertible debentures	$8,922	$83,525

Common stock issued in conversion of accrued interest	$3,170	$2,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009 and 2008

Note 1 - Organization and Basis of Presentation

The unaudited condensed interim financial information included has been prepared by Allied Security Innovations, Inc. (the “Company” or “ASII”) without audit, pursuant to the rules and regulations of the Security and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Deferred Income
Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income. Deferred revenue for the three months ended March 31, 2009 was $11,284 and at December 31, 2008 was $10,098.  Revenue allocable to other services is recognized as the services are provided.  The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $21,471 and $22,698, respectively, for the three months ended March 31, 2009 and 2008, respectively.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $471,109 on March 31, 2009 and $537,223 at December 31, 2008.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $116,038 on March 31, 2009 and $148,506 at December 31, 2008.

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

Net Loss Per Common Share
Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. Common stock equivalents were not included in the computation of diluted earnings per share for the quarter ended March 31, 2009 because to do so would be antidilutive for the period presented.

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

Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had advertising expenses of $12,625 and $16,304 for the three months ended March 31, 2009 and 2008, respectively.

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

Goodwill and Other Intangible Assets
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.   Goodwill was acquired upon the purchase of its wholly-owned subsidiary of CGM Security Solutions, Inc. totaling $4,054,998 (see footnote 11).

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

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of March 31, 2009, the fair value of derivatives was $17,387,523, an increase of $30,622 from December 31, 2008.  This increase consists of the addition of $55,538 to the derivatives from the debentures issued January 8, 2009 (see note 7) and a decrease in fair market value of the derivatives in the amount of $24,916 as of March 31, 2009.

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

Note 4 - Impact of Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years.  The implementation of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on Consolidated Financial Statements.

 In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The provisions of SFAS No. 161, is effective the first quarter of fiscal 2009. The implementation of this standard did not have a material impact on the Condensed Consolidated Financial Statements.

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

 The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's condensed financial statements. See Note 10 for the fair value measurement disclosures for these assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2009.

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

Note 5 – Intangible Assets

Intangible assets consist of the following at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Licenses	$222,076	$222,076
Accumulated amortization	87,899	84,107
Total	$134,177	$137,969

Licenses are being amortized over its estimated useful life of 15 years.  Amortization expense for the three months ended March 31, 2009 and 2008 was $3,792 and $3,792, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31

2009	15,168
2010	15,168
2011	15,168
2012	15,168
2013	15,168

Note 6- Property and Equipment

Fixed assets consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Furniture and Fixtures	$75,615	$75,615
Leasehold Improvements	159,607	159,607
Computers	219,300	219,300
Machinery and Equipment	762,987	762,987
	1,217,509	1,217,509
Less: Accumulated depreciation	(964,442)	(949,915)
Net	$253,067	$267,594

Depreciation expense for the years three months ended March 31, 2009 and 2008 was $14,527 and $20,272, respectively.

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

On January 8, 2009, the Company issued five convertible notes for an aggregate amount of $50,000. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 12% per annum.

The holders have the right to convert the  principal amount plus accrued interest into shares of the Company's common stock. The conversion price in effect on any Conversion Date shall be an amount equal to 26% of the mean average price of the common stock for the ten trading days prior to notice of conversion.

We recorded a derivative liability related to this convertible debenture. The fair market value of the conversion feature in the amount of $55,538 is shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.  The initial fair market value of the conversion option in the amount of $50,000 was recorded as a debt discount and a loss is recognized in the amount of $5,538.

Note 8 - Commitments and Contingencies

Operating Lease

CGM-AST leases one facility in Staten Island, New York under non-cancelable lease agreements that end in December 2008.  The Company still occupies the space on a month to month basis.

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

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

Fair Value Measurements on a Recurring Basis as of March 31, 2009

Assets	Level I	Level II	Level III	Total

Assets	$-	-	$-	$-
Total Assets	$-	$-	$-	$-
Liabilities	-	$31,441,408	-	$31,441,408
Total Liabilities	$-	$31,441,408	$-	$31,441,408

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

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST for the fiscal year ending December 31, 2008 and (ii) an independent valuation of CGM-AST Sub based upon the audited consolidated financial statements of the Company and CGM-AST Sub for the fiscal years ending December 31, 2007 and 2008. In addition, the Company has granted CGM-AST a secondary security interest in substantially all of its assets and intellectual property.  If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is a likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.  As of March 31, 2009 the Company did not secure sufficient funding but was in negotiations with private investors in an attempt to obtain same.

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

Whereas the Company did not have sufficient funds to satisfy this obligation and was not able to raise the required payment when due the Company came to an agreement to pay CGM Security Solutions, Inc. and it’s owner Mr. Erik Hoffer Five Hundred Thousand Dollars ($500,000) and signed a new note with him raising the purchase price by One Million Dollars ($1,000,000). The new note for Four Million Dollars is a three year note payable on March 1, 2011 carrying an annual interest rate of 7% of which the interest is due quarterly.

Note 12 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses and has accumulated a significant deficit as of March 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Revenues for the three months ended March 31, 2009 were $1,138,882 compared to $994,054 for the three months ended March 31, 2008, an increase of $144,828 or 14.6%.  ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the three months ended March 31, 2009 was $411,329 compared to $305,432 for the three months ended March 31, 2008 an increase of $105,897 or 34.7%. Cost of revenue sold as a percentage of revenue for the three months ended March 31, 2009 was 36% of total revenues.

Operating expenses for the three months ended March 31, 2009 were $685,719 compared to $765,310 for the three months ended March 31, 2008, a decrease of $79,591 or 10%. This decrease was mainly attributable to a decrease in payroll because of an officer’s resignation in April 2008.  The officer was not replaced.

General and Administrative expenses for the three months ended March 31, 2009 were $534,220 compared to $647,311 for the three months ended March 31, 2008 for a decrease of $113,091 or 17%. This decrease was mainly attributable to an adjustment to bad debt and a decrease in officers payroll.

Sales and Marketing expenses for the three months ended March 31, 2009 were $130,028 compared $95,301 for the three months ended March 31, 2008 for an increase of $34,727 or 36%. Two new salespersons were hired in August 2008.

Research and development expenses for the three months ended March 31, 2009 were $21,471 compared to $22,698 for the three months ended March 31, 2008 for a decrease of $1,227.

ASII had a net loss for the three months ended March 31, 2009 of $(249,956) and a net income for the three months ended March 31, 2008 of $7,550,887. This is a decrease in net income of $(7,800,843) .  This was primarily due to the change fair value of derivative liability.

Net cash provided by (used in) operating activities for the three months ended March 31, 2009 and the three months ended March 31, 2008 was $51,898 and $(110,362), respectively. The increase in cash provided by operating activities for the three months ended March 31, 2009 was $162,260.

Net cash used in investing activities was $0 and $10,526 for the three months ended March 31, 2009 and the three months ended March 31, 2008 respectively.

Net cash provided by financing activities was $50,000 and $0 for the three months ended March 31, 2009 and the three months ended March 31, 2008, respectively.

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

Over the next twelve months, management is hopeful that sufficient working capital may be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations.  However, if ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At March 31, 2009, ASII had assets of $3,449,834 compared to $3,471,662 on December 31, 2008 a decrease of $21,828 and shareholder (deficit) of $ (33,491,894) on March 31, 2009 compared to shareholder (deficit) of $(33,271,043) on December 31, 2008, an increase of $220,851. This increase in shareholder (deficit) for the three months ended March 31, 2009 resulted from the net income for the three months ended March 31, 2009.

The Company had net (loss) of ($249,956) and net income of $7,550,887 during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we had a cash balance in the amount of $315,411 and current liabilities of $18,924,350. The total amount of notes payable and debentures is $18,053,885.  We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $19,542,921as of March 31, 2009. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	570,339	570,339	0
Accrued interest on loans	918,697	918,697	0
Note payable	4,000,000	0	4,000,000
Convertible Debentures	14,053,885	36,507	14,017,378
Total Contractual Obligations	$19,542,921	$1,525,543	$18,017,378

The Company is currently in default on several of the convertible debentures that are included in current liabilities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2009 or as of the date of this report.

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

ALLIED SECURITY INNOVATIONS, INC. (Registrant)

Date: May 13, 2009	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: May 13, 2009	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)