Form 10-Q
period 2009-06-30
Allied Security Innovations, Inc.
filed 2009-08-14
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 12, 2009
Common stock, $.001 par value per share	3,311,653,393 shares

Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
Condensed Consolidated Financial Statements (Unaudited)
 June 30, 2009

Page
Condensed Consolidated Unaudited Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	7

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$264,055	$213,513
Accounts receivable, net of allowance	428,895	537,223
Inventory	197,164	238,123
Other Current Assets	5,678	9,346

Total Current Assets	895,792	998,205

Property and equipment, net	238,539	267,594

Other Assets:
Deposits	12,896	12,896
Goodwill	2,054,998	2,054,998
Intangible assets, net	130,385	137,969

Total Other Assets	2,198,279	2,205,863

TOTAL ASSETS	$3,332,610	$3,471,662

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$203,083	$142,865
Accrued expenses	346,778	339,079
Accrued payroll	50,351	114,923
Accrued interest	1,131,220	711,684
Deferred income	15,913	10,098
Convertible debentures, net of debt discount	32,763	39,078
Derivative liabilities	17,376,315	17,356,901

Total Current Liabilities	19,156,423	18,714,628

Long Term Liabilities:

Note payable	4,000,000	4,000,000
Convertible debentures, net of debt discount	14,020,789	14,028,077
Total Long Term Liabilities	18,020,789	18,028,077

Total Liabilities	37,177,212	36,742,705

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value: authorized shares -1,000,000; issued and outstanding shares - none	-	-
Common stock, par value $.001; 9,999,000,000 shares authorized:
3,311,653,393 and 2,970,592,594 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3,311,653	2,970,593
Additional paid in capital	16,609,087	16,916,041
Accumulated deficit	(53,765,342)	(53,157,677)

Total Stockholders' Deficit	(33,844,602)	(33,271,043)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,332,610	$3,471,662

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
INCOME
Net Sales	$978,933	$1,134,954	$2,117,814	$2,129,008
	275,164	366,426	686,495	671,858
Gross Profit	703,769	768,528	1,431,319	1,457,150

OPERATING EXPENSES
General and administrative	521,363	518,264	1,055,581	1,165,575
Sales and marketing	222,537	196,106	352,565	291,407
Research and development	23,276	22,203	44,747	44,902
Total Operating Expenses	767,176	736,573	1,452,893	1,501,884

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(63,407)	31,955	(21,574)	(44,734)

OTHER INCOME (EXPENSE)

Loss on extinguishment of debt	-	(7,237,883)	-	(7,237,883)
Interest expense	(282,522)	(289,684)	(562,706)	(475,875)
Beneficial interest from conversion	(500)	(7,497)	(9,422)	(91,022)
Amortization of debt discount	(4,167)	(37,115)	(7,911)	(81,346)
Change in fair value of derivative liability	11,208	(2,763,334)	30,586	5,202,253
Depreciation and Amortization	(18,320)	(21,782)	(36,638)	(45,847)

Total Other Income (Expense)	(294,301)	(10,357,295)	(586,091)	(2,729,720)

Loss before provision for income taxes	$(357,708)	$(10,325,340)	$(607,665)	$(2,774,454)

Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(357,708)	$(10,325,340)	$(607,665)	$(2,774,454)

NET LOSS PER BASIC SHARES AND DILUTED SHARES	$-	$-	$-	$-

NET LOSS PER DILUTED SHARES	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	3,281,320,060	1,372,542,923	3,192,663,504	1,169,572,891

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

Cash Flows from Operating Activities:
Net Loss	$(607,665)	$(2,774,454)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	36,638	45,847
Amortization of debt discount	7,911	81,346
Beneficial interest	9,422	91,022
Loss on extinguishment	-	7,237,883
Change in fair value of derivative liability	(30,586)	(5,202,253)
Bad debt expense	(38,996)	45,000
Changes in operating assets and liabilities:
Accounts receivable	147,324	(10,072)
Inventory	40,959	62,690
Prepaid expenses, deposits and other assets	3,668	(8,173)
Accounts payable	60,218	68,554
Accrued expenses	(56,873)	(12,122)
Accrued interest	472,707	294,064
Deferred Income	5,815	(40,552)

Net Cash Provided by (Used In) Operating Activities	50,542	(121,220)

Cash Flows from Investing Activities:
Purchase of equipment	-	(10,526)

Net Cash Used in Investing Activities	-	(10,526)

Cash Flows from Financing Activities:
Increase in Note Payable	-	510,000
Decrease in Convertible debentures	-	(500,000)

Net Cash Provided by Financing Activities	-	10,000

Net Increase (Decrease) in Cash	50,542	(121,746)
Cash at Beginning of Period	213,513	386,628

Cash at End of Period	$264,055	$264,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:

Common stock issued in conversion of convertible
debentures	$295,561	$697,808

Beneficial interest in conjunction with issuance of
convertible debentures	$9,422	$91,022

Common stock issued in conversion of accrued interest	$3,170	$2,616

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009 and 2008

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

Deferred Income
Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income. Deferred revenue at June 30, 2009 was $15,913 and at December 31, 2008 was $10,098.  Revenue allocable to other services is recognized as the services are provided.  The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $44,747 and $44,902, respectively, for the six months ended June 30, 2009 and 2008, respectively.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $428,895 on June 30, 2009 and $537,223 at December 31, 2008.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $109,510 on June 30, 2009 and $148,506 at December 31, 2008.

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

Net Loss Per Common Share
Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. Common stock equivalents were not included in the computation of diluted earnings per share for the six months ended June 30, 2009 and 2008 because to do so would be antidilutive for the period presented.

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

Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had advertising expenses of $35,024 and $32,608 for the six months ended June 30, 2009 and 2008, respectively.

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

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of June 30, 2009, the fair value of derivatives was $17,376,315, an increase of $19,414 from December 31, 2008.  This increase consists of the addition of $50,000 to the derivatives from the debentures issued January 8, 2009 (see note 7) and a decrease in fair market value of the derivatives in the amount of $30,586 as of June 30, 2009.

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

Note 4 - Impact of Recent Accounting Pronouncements

      In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. All future references to authoritative accounting literature in our financial statements issued for reporting periods that end after September 15, 2009 will be referenced in accordance with SFAS 168.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not result in any material change to our policies.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 had no material effect on our disclosures in our financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

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

Note 5 – Intangible Assets

Intangible assets consist of the following at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
Licenses	$222,076	$222,076
Accumulated amortization	91,691	84,107
Total	$130,385	$137,969

Licenses are being amortized over its estimated useful life of 15 years.  Amortization expense for the six months ended June 30, 2009 and 2008 was $7,584 and $7,584, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31

2009	17,196
2010	17,196
2011	17,196
2012	17,196
2013	17,196

Note 6- Property and Equipment

Fixed assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Furniture and Fixtures	$75,615	$75,615
Leasehold Improvements	159,607	159,607
Computers	219,300	219,300
Machinery and Equipment	762,987	762,987
	1,217,509	1,217,509
Less: Accumulated depreciation	(978,970)	(949,915)
Net	$238,539	$267,594

Depreciation expense for the six months ended June 30, 2009 and 2008 was $28,548  and $40,544, respectively.

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

Note 8 - Commitments and Contingencies

Operating Lease

CGM-AST leases one facility in Staten Island, New York under non-cancelable lease agreements that ended in December 2008.  The Company still occupies the space on a month to month basis.

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

On May 8, 2009, the Company filed with the Secretary of State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.

Effective May 8, 2009, Allied Security Innovations, Inc. ("ASII") granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series B Preferred Stock ("B Preferred") as recognition for services.

The shares will vest in five equal monthly installments and will be issued at the discretion of Mr. Shupin and Mr. Pellegrino.  These share have not been issued as of June 30, 2009.   Each share of B Preferred is convertible into 480 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of B Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

Unconverted shares of B Preferred will automatically cease to exist, and all rights associated therewith will be terminated upon the earlier of (i) that person's termination of employment with the Company for any reason, or (ii) five years from the date of issuance.

On May 8, 2009, the Company filed with the Secretary of State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

Fair Value Measurements on a Recurring Basis as of June 30, 2009

Assets	Level I	Level II	Level III	Total

Assets	$-	-	$-	$-
Total Assets	$-	$-	$-	$-
Liabilities	-	$31,429,867	-	$31,429,867
Total Liabilities	$-	$31,429,867	$-	$31,429,867

Note 11 – Acquisitions and Note Payable

On March 1, 2005, the Company acquired substantially all of the assets of CGM Security Solutions, Inc., a Florida corporation ("CGM"), for (i) $1,500,000 in cash and (ii) a 2.86% promissory note (the "Note") in the principal amount of $3,500,000, subject to adjustment (the "Acquisition"). The assets of CGM Security Solutions, Inc. were acquired pursuant to an Asset Purchase Agreement among the Company and CGM Security Solutions, Inc. dated as of February 25, 2005. In connection with the acquisition, the Company and CGM-AST each entered into an employment agreement with Erik Hoffer (the "Employment Agreement"). CGM Security Solutions, Inc is a manufacturer and distributor of barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo and security systems for tractors, trailers and containers.

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST for the fiscal year ending December 31, 2008 and (ii) an independent valuation of CGM-AST Sub based upon the audited consolidated financial statements of the Company and CGM-AST Sub for the fiscal years ending December 31, 2007 and 2008. In addition, the Company has granted CGM-AST a secondary security interest in substantially all of its assets and intellectual property.  If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is a likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.  As of June 30, 2009 the Company did not secure sufficient funding but was in negotiations with private investors in an attempt to obtain same.

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

Note 12 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses and has accumulated a significant deficit as of June 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 13 – Subsequent Events

On July 10, 2009, the Company was notified by FINRA, the body governing the OTC Bulletin Board that its request for a 1 for 1,000 reverse split of its issued and outstanding stock (the “Reverse Split”)had been processed and that it had assigned ADSV to be the new trading symbol for the Company’s common stock.  The assignment was effective as of the open of business on July 13, 2009.  The Reverse Split had been implemented through a filing with the Delaware Secretary of State.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Revenues for the three months ended June 30, 2009 were $978,933 compared to $1,134,954 for the three months ended June 30, 2008, a decrease of $156,021 or 13.7%.  ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.  Sales industry wide was down 35% for the three months ended June 30, 2009.

Cost of revenue for the three months ended June 30, 2009 was $275,164 compared to $366,426 for the three months ended June 30, 2008 a decrease of $91,262 or 24.9%. Cost of revenue sold as a percentage of revenue for the three months ended June 30, 2009 was 28.1% of total revenues.

Operating expenses for the three months ended June 30, 2009 were $767,176 compared to $736,573 for the three months ended June 30, 2008, an increase of $30,603 or 4.2%. This increase was mainly attributable to two new salespersons were hired in August 2008.

General and Administrative expenses for the three months ended June 30, 2009 were $521,363 compared to $518,264 for the three months ended June 30, 2008 for an increase of $3,099 or 0.6%. A look at quarter to quarter, general and administrative cost stayed the same.

Sales and Marketing expenses for the three months ended June 30, 2009 were $222,537 compared $196,106 for the three months ended June 30, 2008 for an increase of $26,431 or 13.5%.  This increase is mainly attributable to two new salespersons were hired in August 2008.

Research and development expenses for the three months ended June 30, 2009 were $23,276 compared to $22,203 for the three months ended June 30, 2008 for an increase of $1,073 or 4.8%.

ASII had a net loss for the three months ended June 30, 2009 of $357,708 and a net loss for the three months ended June 30, 2008 of $10,325,340. This is a decrease in net loss of $9,967,632.  This was primarily due to the change in the fair value of derivative liability.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Revenues for the six months ended June 30, 2009 were $2,117,814 compared to $2,129,008 for the six months ended June 30, 2008, a decrease of $11,194 or 0.5%.  ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the six months ended June 30, 2009 was $686,495 compared to $671,858 for the six months ended June 30, 2008 an increase of $14,637 or 2.1%. Cost of revenue sold as a percentage of revenue for the six months ended June 30, 2009 was 32.4% of total revenues.

Operating expenses for the six months ended June 30, 2009 were $1,452,893 compared to $1,501,884 for the six months ended June 30, 2008, a decrease of $53,151 or 3.5%. This decrease was mainly attributable to a decrease in payroll because of an officer’s resignation in April 2008.  The officer was not replaced.

General and Administrative expenses for the six months ended June 30, 2009 were $1,055,581 compared to $1,165,575 for the six months ended June 30, 2008 for a decrease of $114,154 or 9.8%. This decrease was mainly attributable to an adjustment to bad debt and a decrease in officer’s payroll.

Sales and Marketing expenses for the six months ended June 30, 2009 were $352,565 compared $291,407 for the six months ended June 30, 2008 for an increase of $61,158 or 20.9%. Two new salespersons were hired in August 2008.

Research and development expenses for the six months ended June 30, 2009 were $44,747 compared to $44,902 for the six months ended June 30, 2008 for a decrease of $155.

ASII had a net loss for the six months ended June 30, 2009 of $607,665 and a net loss for the six months ended June 30, 2008 of $2,774,454. This is a decrease in net loss of $2,166,789.  This was primarily due to the change in the fair value of derivative liability.

Net cash provided by (used in) operating activities for the six months ended June 30, 2009 and the six months ended June 30, 2008 was $50,542 and $(121,220), respectively. The increase in cash provided by operating activities for the six months ended June 30, 2009 was $171,762.

Net cash used in investing activities was $0 and $10,526 for the six months ended June 30, 2009 and the six months ended June 30, 2008 respectively.

Net cash provided by financing activities was $0 and $10,000 for the six months ended June 30, 2009 and the six months ended June 30, 2008, respectively.

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

Over the next twelve months, management is hopeful that sufficient working capital may be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. However, there can be no assurance that the Company will be able to generate sufficient working capital.  If the Company is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.  At June 30, 2009, ASII had assets of $3,332,610 compared to $3,471,662 on December 31, 2008 a decrease of $139,052 and shareholder (deficit) of $ (33,844,602) on June 30, 2009 compared to shareholder (deficit) of $(33,271,043) on December 31, 2008, an increase of $573,559. This increase in shareholder (deficit) for the three months ended June 30, 2009 resulted from the net loss for the six months ended June 30, 2009.

The Company had net (loss) of $607,665 and $2,774,454 during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, we had a cash balance in the amount of $264,055 and current liabilities of $19,156,423. The total amount of notes payable and debentures is $18,053,552.  We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

The Company has contractual obligations of $19,784,984 as of June 30, 2009. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	600,212	600,212	0
Accrued interest on loans	1,131,220	1,131,220	0
Note payable	4,000,000	0	4,000,000
Convertible Debentures	14,053,552	32,763	14,020,789
Total Contractual Obligations	$19,784,984	$1,764,195	$18,020,789

The Company is currently in default on several of the convertible debentures that are included in current liabilities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2009 or as of the date of this report.

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

ALLIED SECURITY INNOVATIONS, INC. (Registrant)

Date: August 13, 2009	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: August 13, 2009	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)