Form 10-Q
period 2009-09-30
Allied Security Innovations, Inc.
filed 2009-11-12
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2009
Common stock, $.001 par value per share	9,981,998 shares

Allied Security Innovations, Inc. and Subsidiary
Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$54,619	$213,513
Accounts receivable, net of allowance	380,243	537,223
Inventory	256,786	238,123
Other Current Assets	5,016	9,346
Total Current Assets	696,664	998,205
Property and equipment, net	224,012	267,594

Other Assets:
Deposits	11,914	12,896
Goodwill	2,054,998	2,054,998
Intangible assets, net	126,593	137,969
Total Other Assets	2,193,505	2,205,863
TOTAL ASSETS	$3,114,181	$3,471,662

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$279,765	$142,865
Accrued expenses	347,070	339,079
Accrued payroll	29,584	114,923
Accrued interest	1,340,502	711,684
Deferred income	35,054	10,098
Convertible debentures, net of debt discount	27,214	39,078
Derivative liabilities	33,204,916	17,356,901
Total Current Liabilities	35,264,105	18,714,628

Long Term Liabilities:

Note payable	4,000,000	4,000,000
Convertible debentures, net of debt discount	14,007,678	14,028,077
Total Long Term Liabilities	18,007,678	18,028,077
Total Liabilities	53,271,783	36,742,705

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value:1,000,000 shares authorized:	-	-
20,000 and -0- shares issued and outstanding shares at September 30, 2009 and December 31, 2008, respectively
Common stock, par value $.001; 9,999,000,000 shares authorized:
7,904,161 and 2,970,592 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	7,904	2,971
Additional paid in capital	19,989,785	19,883,663
Accumulated deficit	(70,155,292)	(53,157,677)
Total Stockholders' Deficit	(50,157,602)	(33,271,043)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,114,181	$3,471,662

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
INCOME
Net Sales	$770,906	$1,528,479	$2,888,718	$3,657,487
	327,136	521,410	1,013,630	1,193,267
Gross Profit	443,770	1,007,069	1,875,088	2,464,220

OPERATING EXPENSES
General and administrative	502,680	534,508	1,549,003	1,700,083
Sales and marketing	126,836	156,130	483,855	447,537
Research and development	19,709	23,910	69,261	68,812
Total Operating Expenses	649,225	714,548	2,102,119	2,216,432

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(205,455)	292,521	(227,031)	247,788

OTHER INCOME (EXPENSE)

Loss on extinguishment of debt	-	-	-	(7,237,883)
Interest expense	(284,354)	(457,386)	(847,061)	(923,261)
Beneficial interest from conversion of debt	(49,050)	(79,651)	(58,472)	(170,673)
Amortization of debt discount	(4,167)	-	(12,078)	(91,346)
Change in fair value of derivative liability	(15,828,601)	389,969	(15,798,016)	5,592,222
Depreciation and Amortization	(18,320)	(17,286)	(54,957)	(63,134)

Total Other Income (Expense)	(16,184,492)	(164,354)	(16,770,584)	(2,894,075)

Income (Loss) before provision for income taxes	$(16,389,947)	$128,167	$(16,997,615)	$(2,646,287)

Provision for income taxes	-	-	-	-

NET INCOME ( LOSS) APPLICABLE TO COMMON SHARES	$(16,389,947)	$128,167	$(16,997,615)	$(2,646,287)

NET INCOME (LOSS) PER BASIC SHARES	$(0.00)	$0.00	$(0.00)	$(0.00)

NET INCOME (LOSS) PER DILUTED SHARES	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	5,136,920	2,040,337	3,833,755	1,525,344

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-FULLY DILUTED	-	9,999,000,000	-	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

Cash Flows from Operating Activities:
Net Loss	$(16,997,615)	$(2,646,287)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	54,957	63,134
Amortization of debt discount	12,078	91,346
Beneficial interest	58,472	170,673
Loss on extinguishment	-	7,237,883
Change in fair value of derivative liability	15,798,016	(5,592,222)
Bad debt expense	(26,308)	52,500
Changes in operating assets and liabilities:
Accounts receivable	183,288	(405,456)
Inventory	(18,663)	22,165
Prepaid expenses, deposits and other assets	4,330	(4,632)
Accounts payable	136,900	267,891
Accrued expenses	(77,347)	4,523
Accrued interest	688,042	671,398
Deferred Income	24,956	(54,193)
Net Cash Used In Operating Activities	(158,894)	(121,277)
Cash Flows from Investing Activities:
Purchase of equipment	-	(10,526)

Net Cash Used in Investing Activities	-	(10,526)
Cash Flows from Financing Activities:
Increase in Note Payable	-	510,000
Decrease in Convertible debentures	-	(500,000)

Net Cash Provided by Financing Activities	-	10,000
Net (Decrease) in Cash	(158,894)	(121,803)
Cash at Beginning of Period	213,513	386,628
Cash at End of Period	$54,619	$264,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common stock issued in conversion of convertible debentures	$44,341	$2,288,993

Beneficial interest in conjunction with issuance of convertible debentures	$58,472	$170,673

Common stock issued in conversion of accrued interest	$8,244	$4,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009 and 2008

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

It is estimated that losses from cargo theft each year reach 30-50 billion dollars globally and 12 billion dollars in the US, and that these numbers will continue to rise. Figures taken from L.H. Gray entitled Facing the Growing Problem of Loss and Theft in 2004.

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

Deferred Income
Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income. Deferred revenue at September 30, 2009 was $35,054 and at December 31, 2008 was $10,098. Revenue allocable to other services is recognized as the services are provided. The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $69,261 and $68,812, respectively, for the nine months ended September 30, 2009 and 2008, respectively.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and cash equivalents include time deposits, certificates of deposits, restricted cash, and all highly liquid debt instruments with original maturities or three months or less.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer. Accounts receivable, net of allowance was $380,243 on September 30, 2009 and $537,223 at December 31, 2008.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $122,198 on September 30, 2009 and $148,506 at December 31, 2008.

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

Net Loss Per Common Share
Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding of the period plus the dilutive effect of common stock equivalents. Common stock equivalents were not included in the computation of diluted earnings per share for the nine months ended September 30, 2009 and 2008 because to do so would be antidilutive for the period presented.

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

Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had advertising expenses of $100,921 and $93,285 for the nine months ended September 30, 2009 and 2008, respectively.

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

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of September 30, 2009, the fair value of derivatives was $33,204,916, an increase of $15,848,015 from December 31, 2008.  This increase consists of the addition of $50,000 to the derivatives from the debentures issued January 8, 2009 (see note 7) and a decrease in fair market value of the derivatives in the amount of $15,798,015 as of September 30, 2009.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 4 - Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. Specifically, this standard codifies in authoritative GAAP standards the subsequent event guidance that was previously located in auditing standards. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively. We adopted ASC 855 in our fiscal quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operation or cash flows.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles. This section designates the FASB Accounting Standards Codification (FASC) as the source of authoritative U.S. GAAP. ASC 105 is effective for interim or fiscal periods ending after September 15, 2009. We have used the new guidelines and numbering system prescribed by the FASC when referring to GAAP in our fiscal quarter ending September 30, 2009. The adoption of ASC 105 did not have a material impact on our financial position, results of operation or cash flows.

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

Note 5 – Intangible Assets

Intangible assets consist of the following at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Licenses	$222,076	$222,076
Accumulated amortization	95,483	84,107
Total	$126,593	$137,969

Licenses are being amortized over their estimated useful lives of 15 years. Amortization expense for the nine months ended September 30, 2009 and 2008 was $11,376 and $11,376, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31,

2009	$15,168
2010	$15,168
2011	$15,168
2012	$15,168
2013	$15,168

Note 6- Property and Equipment

Fixed assets consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Furniture and Fixtures	$75,615	$75,615
Leasehold Improvements	159,607	159,607
Computers	219,300	219,300
Machinery and Equipment	762,987	762,987
	1,217,509	1,217,509
Less: Accumulated depreciation	(993,497)	(949,915)
Net	$224,012	$267,594

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $43,582 and $51,758, respectively.

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

We recorded a derivative liability related to this convertible debenture. The fair market value of the conversion feature in the amount of $55,538 is shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income. The initial fair market value of the conversion option in the amount of $50,000 was recorded as a debt discount and a loss is recognized in the amount of $5,538..

Note 8 - Commitments and Contingencies

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

Effective May 11, 2009 the above Series A Preferred Stock were cancelled in partial consideration for the issuance of 10,000 shares each of Series B Preferred Stock (“B Preferred”) and as recognition for services.

The shares of B Preferred will vest in five equal monthly installments and will be issued at the discretion of Mr. Shupin and Mr. Pellegrino. Each share of B Preferred is convertible into 200,000 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is then $2.00 per share. The shares of B Preferred may be voted with the Company's common stock on an as converted basis on any matters that the common stock is entitled to vote on as a class.

Unconverted shares of B Preferred will automatically cease to exist, and all rights associated therewith will be terminated upon the earlier of (i) that person's termination of employment with the Company for any reason, or (ii) five years from the date of issuance.

On May 11, 2009, the Company filed with the Secretary of State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

Fair Value Measurements on a Recurring Basis as of September 30, 2009

Assets	Level I	Level II	Level III	Total

Assets	$-	-	$-	$-
Total Assets	$-	$-	$-	$-

Liabilities	-	$47,239,808	-	$47,239,808
Total Liabilities	$-	$47,239,808	$-	$47,239,808

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

Note 12 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses and has accumulated a significant deficit as of September 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 13 – Recent Events

On July 10, 2009, the Company was notified by FINRA, the body governing the OTC Bulletin Board that its request for a 1 for 1,000 reverse split of its issued and outstanding stock (the “Reverse Split”) had been processed and that it had assigned ADSV to be the new trading symbol for the Company’s common stock. The assignment was effective as of the open of business on July 13, 2009.  The Reverse Split had been implemented through a filing with the Delaware Secretary of State.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues for the three months ended September 30, 2009 were $770,906 compared to $1,528,479 for the three months ended September 30, 2008, a decrease of $757,573. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products. CGM is experiencing a slow down in sales due to the current economic conditions. CGM is tied to the transportation security sector. Sales industry wide across the country are down in almost every sector,; with sales down there is less transporting of product and therefore, less need for security products.

Cost of revenue for the three months ended September 30, 2009 was $327,136 compared to $521,410 for the three months ended September 30, 2008 a decrease of $194,274 or 37%. Cost of revenue sold as a percentage of revenue for the three months ended September 30, 2009 was 42% of total revenues. The decrease in cost of revenue is directly related to the decrease in sales.

Operating expenses for the three months ended September 30, 2009 were $649,225 compared to $714,548 for the three months ended September 30, 2008, a decrease of $65,323 or 9%. The decrease in expenses is due to implementation of tighter cost controls.

General and Administrative expenses for the three months ended September 30, 2009 were $502,680 compared to $534,508 for the three months ended September 30, 2008 for a decrease of $31,828 or 6%.

Sales and Marketing expenses for the three months ended September 30, 2009 were $126,836 compared $156,130 for the three months ended September 30, 2008 for a decrease of $29,294 or 19%.

Research and development expenses for the three months ended September 30, 2009 were $19,709 compared to $23,910 for the three months ended September 30, 2008 for a decrease of $4,201 or 18%.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues for the nine months ended September 30, 2009 were $2,888,718 compared to $3,657,487 for the nine months ended September 30, 2008, a decrease of $768,769. ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

Cost of revenue for the nine months ended September 30, 2009 was $1,013,630 compared to $1,193,267 for the nine months ended September 30, 2008 a decrease of $179,637 or 15%. Cost of revenue sold as a percentage of revenue for the nine months ended September 30, 2009 was 35% of total revenues.

Operating expenses for the nine months ended September 30, 2009 were $2,102,119 compared to $2,216,432 for the nine months ended September 30, 2008, a decrease of $114,313 or 5%.

General and Administrative expenses for the nine months ended September 30, 2009 were $1,549,003 compared to $1,700,083 for the nine months ended September 30, 2008 for a decrease of $151,080 or 9%.

Sales and Marketing expenses for the nine months ended September 30, 2009 were $483,855 compared to $447,537 for the nine months ended September 30, 2008 for an increase of $36,318 or 8%.

Research and development expenses for the nine months ended September 30, 2009 were $69,261 compared to $68,812 for the nine months ended September 30, 2008 for an increase of $449 or less than 1%.

ASII had a net loss for the nine months ended September 30, 2009 of $16,997,615 and a net loss for the nine months ended September 30, 2008 of $2,646,287. This is a increase in net loss of $14,351,328.

Net cash used in operating activities for the nine months ended September 30, 2009 was $158,894 and the nine months ended September 30, 2008 was $121,277. The increase in cash used in operating activities for the nine months ended September 30, 2009 compared to September 30, 2008 was $37,617.

Net cash used in investing activities was $0 and $10,526 for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 respectively..

Net cash provided by financing activities was $0 and $10,000 for the nine months ended September 30, 2009 and the nine months ended September 30, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net (loss) of ($16,997,615) and ($2,646,287) during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had a cash balance in the amount of $54,619 and current liabilities of $35,264,105. The total amount of notes payable and debentures is $18,034,892.  We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

Over the next twelve months, management is hopeful that sufficient working capital may be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations.  However, if ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations.  At September 30, 2009, ASII had assets of $3,114,181compared to $3,471,662 on December 31, 2008 a decrease of $357,481 and accumulated (deficit) of $ (70,155,292) on September 30, 2009 compared to accumulated (deficit) of $(53,157,677) on December 31, 2008, an increase of $16,997,615. This increase in accumulated (deficit) for the nine months ended September 30, 2009 resulted from the net loss for the nine months ended September 30, 2009.

The Company's revenues have been insufficient to cover the cost of revenues and operating expenses. Therefore, the Company has been dependent on private placements of its Common Stock and issuance of convertible notes in order to sustain operations. Tthere can be no assurances that the proceeds from private placements or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs, or that a sufficient amount of the Company's Common Stock or other securities can or will be sold or that any Common Stock purchase options/warrants will be exercised to fund the operating needs of the Company.

Our ability to survive current financial difficulties resulting from our cash flow deficit is dependent on our capacity to generate revenues from the sale of our products. Alternatively, we may have to raise additional financing through the issuance of our equity or debt securities Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, our stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to curtail our operations.

The Company has contractual obligations of $19,655,159 as of September 30, 2009. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	279,765	279,765	0
Accrued interest on loans	1,340,502	1,340,502	0
Note payable	4,000,000	0	4,000,000
Convertible Debentures	14,034,892	0	14,034,892
Total Contractual Obligations	$19,655,159	$1,620,267	$18,034,892

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2009 or as of the date of this report.

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

ALLIED SECURITY INNOVATIONS, INC. (Registrant)

Date: November 12, 2009	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer) (Chairman)

Date: November 12, 2009	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO (Principal Financial and Accounting Officer)