Form 10-K
period 2009-12-31
Allied Security Innovations, Inc.
filed 2010-04-14
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

 Commission File Number 0-26604

Allied Security Innovations, Inc.
 (Exact name of Registrant as specified in its charter)

Delaware	23-2770048
(State of incorporation)	(IRS Employer Identification Number)

1709 Route 34 South Farmingdale, New Jersey	07727
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (732) 751-1115

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation   S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes  ☐    No ☒

The issuer had revenues of $3,597,653 for the fiscal year ended December 31, 2009.

As of April 7, 2010, 90,222,937 shares of the issuer's Common Stock were outstanding

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second fiscal quarter) was $331,165 using the closing price on June 30, 2009.

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

The Company’s revenue from one customer accounted for 12.75% of total revenue for the twelve months ended December 31, 2009, which defines them as a major customer.

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

Employees

ASII employs a total of 14 full time employees and 2 part time employees, of whom 12 are employed by CGM.

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

Customers
ASII maintains a continuing relationship with its customers based upon support services and periodic upgrades of the Compu-Capture(R) line and Compu-Sketch(R) software. The major revenue-generating event is presently the support and maintenance of our existing customer base.  ASII has one major customer that purchased $458,841 or 12.8% of total sales, with $0 accounts receivable balance at December 31, 2009.

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

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST Sub for the fiscal year ending December 31, 2009 and (ii) an independent valuation of CGM-AST Sub based upon the consolidated audited financial statements of the Company and CGM-AST Sub for the fiscal years ended December 31, 2009 and 2008. In addition, the Company has granted CGM-AST a secondary security interest in substantially all of its assets and intellectual property.  If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is a likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.

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

On May 16, 2008 the Company came to an agreement to pay CGM Security Solutions, Inc. and its owner Mr. Erik Hoffer Five Hundred Thousand Dollars ($500,000) and signed a new note with him raising the purchase price by One Million Dollars ($1,000,000).  The new note for Four Million Dollars is a three year note, maturing on May 16, 2011 and carrying an annual interest rate of 7% of which the interest is due quarterly.

Sales by Geographic Area

During the fiscal year ended December 31, 2009 the percentage of revenues that ASII received from domestic customers has been approximately 82%.  Foreign sales for 2009 were $645,778.

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

Research and Development

ASII spent $88,801 and $94,946, respectively for the years ended December 31, 2009 and 2008 on research and development. This amount includes amounts spent on outside sources for assistance with Research and Development projects. None of these costs have been borne directly by our customers.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

ASII's (formerly DDSI quoted under the symbol “DDSI”) common stock has been quoted on the OTC Bulletin Board since July 7, 1997 and under the symbol "ASVN" since February 2007.  As of November 4, 1999 ASII's shares traded on the Pink sheets. ASII returned to trading on the OTC Bulletin Board effective February 23, 2001, but as of June30, 2003 began trading on the Pink sheets. Under the “ASVN” symbol, ASII returned to the OTC Bulletin Board in October 2007.  The following table sets forth, the high and low bid prices for the common stock for the quarters indicated. As of February 1, 2009 there were approximately 3,200 shareholders of record.

	Common Stock
	Bid Price

	Low	High

Calendar Year 2008
First Quarter	$0.1250	$0.3125
Second Quarter	$0.1250	$0.1875
Third Quarter	$0.1250	$0.1875
Fourth Quarter	$0.1250	$0.1875

Calendar Year 2009
First Quarter	$0.1250	$0.1250
Second Quarter	$0.1250	$0.1250
Third Quarter	$0.0890	$0.0090
Fourth Quarter	$0.0190	$0.0008

As of April 7, 2010, 90,222,937 shares of the issuer's Common Stock were outstanding.

We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

During February 2009, $3,700 of the convertible debentures issued in September 2001, were converted into 143,126 shares of common stock.

During May 2009, $2,700 of the convertible debentures issued in May 2008, were converted into 30,000 shares of common stock.

During June 2009, $1,800 of the convertible debentures issued in May 2008, were converted into 20,000 shares of common stock.

During July 2009 $5,998 of the convertible debentures issued in May 2008, were converted into 838,599 shares of common stock.

During August 2009 $9,855 of the convertible debentures issued in May 2008, were converted into 1,651,726 shares of common stock.

During September 2009 $6,973 of the convertible debentures issued in May 2008, were converted into 2,101,956 shares of common stock.

During October 2009 $6,571 of the convertible debentures issued in May 2008, were converted into 3,763,607 shares of common stock

During November 2009 $4,702 of the convertible debentures issued in May 2008, were converted into 3,337,818 shares of common stock

During December 2009 $4,728 of the convertible debentures issued in May 2008, were converted into 8,170,663 shares of common stock

During January 2008, $7,689 of the convertible debentures issued in September 2001, were converted into 189,173 shares of common stock.

During February 2008, $7,051 of the convertible debentures issued in September 2001, were converted into 191,495 shares of common stock.

During March 2008, $7,240 of the convertible debentures issued in September 2001, were converted into 192,196 shares of common stock.

During April 2008 $4,998 of the convertible debentures issued in September 2001, were converted into 124,945 shares of common stock.

During July 2008 $40,618 of the convertible debentures issued in September 2001, were converted into 477,260 shares of common stock.

During August 2008 $63,087 of the convertible debentures issued in September 2001, were converted into 734,865 shares of common stock.

During September 2008 $34,115 of the convertible debentures issued in September 2001, were converted into 379,060 shares of common stock.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues for the year ended December 31, 2009 of $3,597,653 a decrease $1,241,281 or 25.7% from the year ended December 31, 2008.     ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. CGM-AST generates its revenue through the manufacturer and distributor of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.  The decrease revenue is attributed to the downturn in the economy and Company’s cutting of expenses.

Revenue from products sales for the year ended December 31, 2009 and 2008 were $3,498,673 and $4,626,817, respectively, for a decrease of $1,128,144 or 24.4%.  Revenue from service sales for the year ended December 31, 2009 and 2008 were $98,980 and $212,117, respectively for a decrease of $113,137 or 53.3%.

Cost of revenue for the year ended December 31, 2009 was $1,388,782, a decrease of $575,790 or 29.3% from the prior year. Cost of revenue sold as a percentage of revenue for the year ended December 31, 2009 was 38.6% of total revenues, versus 40.6% the year earlier.  The decrease cost of revenue was primarily due to decrease in revenue.

Operating expenses decreased $369,162 or 7.2% during the year ended December 31, 2009 versus the year ended December 31, 2008. This decrease was primarily attributable to the aggressive cost savings implemented by management.

General and Administrative expenses for the year ended December 31, 2009 were $1,913,398 versus $2,278,188 for the prior year for a decrease of $364,790 or 16.0%. This decrease was primarily attributable to controls on spending.

Sales and Marketing expenses for the year ended December 31, 2009 were $666,702 versus $719,927 for the prior year for a decrease of $53,225 or 7.4%.   This decrease was primarily attributable to aggressive cost savings implemented by management.

Research and development for the year ended December 31, 2009 was $88,801 compared to $94,946 for the same period prior year for a decrease of $6,145 or 6.5%.  This decrease is attributable to controls on spending.

The net (loss) for ASII decreased 3.3% or $(179,736) for the year ended December 31, 2009 to a net (loss) of $(5,217,710) from a net (loss) of $(5,397,446) for the year ended December 31, 2008.

Liquidity and Capital Resources

Net cash (used in) operating activities for the year ended December 31, 2009 and 2008 was $(215,846) and $(158,969) respectively. The increase in net cash used by operating activities in the year ended December 31, 2009 of $(56,877) was due in part to the change in fair market value of the derivative liability.

Net cash used in investing activities was $(-0- ) and $(24,146) for the years ended December 31, 2009 and 2008, respectively.  The decrease in cash used in investing activities in the year ended December 31, 2009 of $(24,146) was due to tighter controls for spending on new equipment.

Net cash provided by financing activities was $55,000 and $10,000 for the years ended December 31, 2009 and 2008, respectively.

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

At December 31, 2009, ASII had assets of $718,563 compared to $3,471,662 on December 31, 2008 a decrease of $2,753,099 and shareholder deficit of $(38,344,582) on December 31, 2009 compared to shareholder deficit of $(33,271,043) on December 31, 2008, an increase of $5,073,539. This increase in shareholder deficit for the year ended December 31, 2009 resulted from the net loss for the year ended December 31, 2009.

As of December 31, 2009, ASII negative working capital was $(20,599,249), a change from negative working capital of $(17,716,423) at December 31, 2008. The increase in negative working capital was primarily a result of the restructuring of debt and an increase in the fair market value of the derivative liabilities.

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

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST Sub for the fiscal year ended December 31, 2008 and (ii) an independent valuation of CGM-AST based upon the consolidated audited financial statements of the Company and CGM-AST for the fiscal years ended December 31, 2009 and 2008. In addition, the Company has granted CGM Security Solutions, Inc. a secondary security interest in substantially all of its assets and intellectual property.  If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.

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

On December 19, 2006 a special meeting of the shareholders was held and at the meeting the shareholders passed a resolution to change the name of the Company from Digital Descriptor Systems, Inc. to Applied Security Innovations, Inc.   The shareholders also passed a resolution to authorize a 1 for 500 reverse stock split.  Both of these events took place on February 5, 2008.  In addition the 2006 Incentive Stock Option Plan adopted by The Board of Directors on October 12, 2006 was approved by the shareholders.

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

ITEM 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K were not effective for the following reasons:

 a)           The deficiency was identified as the Company's limited segregation of duties among the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

 b)           The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties, that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Table of Contents

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls.

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above

ITEM 9B. OTHER INFORMATION

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

To ASII's knowledge, based solely on its review of the copies of such reports furnished to ASII and written representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the following individuals have filed their Form 3s late: Anthony Shupin, Vincent Moreno and Erik Hoffer and the following individuals have filed their Form 4s late: Michael Pellegrino and Robert Gowell.

ITEM 11. Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000 during fiscal 2008and 2008.

					Long Term Compensation
			Annual Compensation		Awards		Payouts
				Other		Securities
Name and				Annual	Restricted	Underlying		Other
Principal				Compen-	Stock	Options/	LTIP	Compen-
Position	Year	Salary	Bonus	sation($)	Award($)	Sar (#)	Payouts($)	sation ($)
Anthony Shupin	2009	$227,900	0	0	0	0	0	0
President & CEO	2008	$227,900	0	0	0	0	0	0

Michael Pellegrino	2009	$185,500	0	0	0	0	0	0
Senior VP & CFO	2008	$185,500	0	0	0	0	0

Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

Effective November 13, 2006 the Company granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services. On May 11, 2009 the Series A Preferred Stock was cancelled and replaced with 10,000 shares each of newly created Series B Preferred Stock.

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

On May 11, 2009 the Company filed with the Secretary of State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our common stock as of December 31, 2009. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Percentage of beneficial ownership is based upon 23,176,249, shares of common stock outstanding at December 31, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Beneficial Ownership
Name and Address		of Common Stock
of Beneficial Owner	Title	No. of Shares		Percent of Class

Anthony R. Shupin	Chairman, CEO and	20	(1)	*
1709 Route 34 Suite 2	President
Farmingdale, NJ 07727

Michael Pellegrino	Senior Vice President,	20	(1)	*
1709 Route 34 Suite 2	Chief Financial Officer
Farmingdale, NJ 07727	& Director

Robert Gowell	Director	1		*
1709 Route 34 Suite 2
Farmingdale, NJ 07727

Vincent Moreno	Director	0		*
1709 Route 34 Suite 2
Farmingdale, NJ 07727

All Officers & Directors		41		*
As a Group

•	less than 1%

(1) This does not include the 2,000,000 shares of common stock issuable upon  conversion 10,000 shares of Series B Preferred  Stock assigned.  The terms of the Series B Preferred Stock permit the holders thereof to vote on all matters voted on by holders of the common stock on an as converted basis.

There are no arrangements known to ASII that at a later date may result in a change in control of ASII.

ITEM 13. Certain Relationships and Related Transaction

None

ITEM 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports during the last two fiscal years 2009 and 2008 were $122,647 and $138,052, respectively.

Audit-Related Fees. The Company did not engage its principal accountants to provide assurance or related services during the last two fiscal years.

Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2009 and 2008 were $7,000 and $7,000, respectively.

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

Dated: April 12, 2010

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
Robert Gowell

Allied Security Innovations, Inc. and Subsidiary
Table of Contents

December 31, 2009

Page(s)

Reports of Independent Registered Public Accounting Firms	20-21

Audited Consolidated Financial Statements:

Balance Sheets as of December 31, 2009 and 2008	22

Statements of Operations for the Years Ended December 31, 2009and December 31, 2008	23

Statement of Stockholders' Deficit for the Years Ended December 31, 2009 and December 31,2008	24

Statements of Cash Flows for the Years Ended December 31, 2009and December 31, 2008	25-26

Notes to Consolidated Financial Statements	27-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Allied Security Innovations, Inc. and Subsidiary
1709 Route 34 South
Farmingdale, New Jersey  07727

We have audited the accompanying consolidated balance sheet of Allied Security Innovations, Inc. and Subsidiary (the “Company”) as of December 31, 2009, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Allied Security Innovations Inc. and Subsidiary as of December 31, 2008 and for each of the two years in the period ended December 31, 2008 were audited by other auditors who have ceased operations.  The auditors expressed an unqualified opinion on those financials statements, dated April 13, 2009, and included an explanatory paragraph relating to the existence of substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Security Innovations, Inc. and Subsidiary, as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2009, to fund its operations. Also at December 31, 2009, the Company had negative net working capital of $20,599,248.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP
Friedman LLP
Marlton, NJ  08053

April 14, 2010

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

The report is a copy of the previously issued report.
The predecessor auditor has not reissued the report.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ  08053

April 13, 2009

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

Current Assets:
Cash	$52,667	$213,513
Accounts receivable, net	292,453	537,223
Inventory	117,621	238,123
Other Current Assets	3,375	9,346

Total Current Assets	466,116	998,205

Property and equipment, net	209,485	267,594

Other Assets:
Deposits	9,421	12,896
Goodwill	-	2,054,998
Intangible assets, net	33,541	137,969

Total Assets	$718,563	$3,471,662

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$319,651	$142,865
Accrued expenses	160,312	339,079
Accrued payroll expenses	61,748	114,923
Accrued interest	1,552,590	711,684
Deferred income	52,182	10,098
Convertible debentures current portion	25,279	39,078
Note payable	5,000	-
Derivative liabilities	18,888,603	17,356,901

Total Current Liabilities	21,065,365	18,714,628

Note payable	4,000,000	4,000,000
Convertible debentures, net of current portion	13,997,780	14,028,077

Total Liabilities	39,063,145	36,742,705

Stockholders' deficit:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 20,000 issued and outstanding	-	-
Common stock, par value $.001; authorized 9,999,000,000 shares; 23,176,249 and 2,970,593 issued and outstanding at December 31, 209 and 2008, respectively.	23,176	2,971
Additional paid-in capital	20,007,629	19,883,663
Accumulated deficit	(58,375,387)	(53,157,677)

Total Stockholders' Deficit	(38,344,582)	(33,271,043)

Total Liabilities and Stockholders' Deficit	$718,563	$3,471,662

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONSOLIDATED  STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

INCOME
Product sales	$3,498,673	$4,626,817
Service sales	98,980	212,117
Total sales	3,597,653	4,838,934
Cost of revenue	1,388,782	1,964,572

Gross Profit	2,208,871	2,874,362

OPERATING EXPENSES
General and administrative	1,913,398	2,278,188
Sales and marketing	666,702	719,927
Research	88,801	94,946
Impairment of goodwill	2,054,998	2,000,000

Total Operating Expenses	4,723,899	5,093,061

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,515,028)	(2,218,699)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	-	(7,237,883)
Interest	(1,130,976)	(1,203,589)
Beneficial interest on debt conversions	(73,760)	(170,673)
Amortization of debt discount	(16,245)	(91,346)
Change in fair market value of derivative liability	(1,481,701)	5,541,459
Other income and expenses	-	(16,715)

Total Other Income (Expense)	(2,702,682)	(3,178,747)

NET LOSS APPLICABLE TO COMMON SHARES	$(5,217,710)	$(5,397,446)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding, basic and diluted	6,422,710	1,877,405

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Deficit

Balance at December 31, 2007	681,600	$682	$19,545,800	$(47,760,231)	$(28,213,749)

Common stock issued in conversion of convertible debentures	2,288,993	2,289	167,190	-	169,479

Beneficial interest on debt conversions	-	-	170,673	-	170,673
					-
Net loss	-	-	-	(5,397,446)	(5,397,446)

Balance at December 31, 2008	2,970,593	$2,971	$19,883,663	$(53,157,677)	$(33,271,043)

Common stock issued in conversion of convertible debentures after stock split	20,205,656	20,205	50,206	-	70,411

Beneficial interest on debt conversions	-	-	73,760	-	73,760
					-
Net loss	-	-	-	(5,217,710)	(5,217,710)

Balance at December 31, 2009	23,176,249	$23,176	$20,007,629	$(58,375,387)	$(38,344,582)

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,217,710)	$(5,397,446)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	73,277	77,958
Amortization of debt discount	16,245	91,346
Beneficial interest on debt conversions	73,760	170,673
Loss on debt extinguishment	-	7,237,883
Change in fair value of derivative liability	1,481,701	(5,541,459)
Impairment of intangible	89,260	-
Impairment of goodwill	2,054,998	2,000,000
Bad debt expense	(9,879)	59,444
Changes in operating assets and liabilities:
Accounts receivable	254,649	(190,012)
Inventory	120,502	427,312
Prepaid expenses and other assets	9,445	625
Accounts payable and accrued expenses	795,822	955,186
Deferred income	42,084	(50,479)
Total Adjustments	5,001,864	5,238,477

Net Cash (Used in) Operating Activities	(215,846)	(158,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(24,146)

Net Cash Used in Investing Activities	-	(24,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Officer	5,000	-
Proceeds from convertible debentures	50,000	510,000
Payment on note payable	-	(500,000)

Net Cash Provided by Financing Activities	55,000	10,000

NET DECREASE IN CASH	(160,846)	(173,115)
CASH AT BEGINNNING OF YEAR	213,513	386,628

CASH AT END OF YEAR	$52,667	$213,513

The accompanying notes are an integral part of the consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

	2009	2008
Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	-	-
Income Taxes	-	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common stock issued in conversion of convertible debentures and accrued interest	70,411	$169,479

Beneficial interest on debt conversions	$73,760	$170,673

The accompanying notes are an integral part of the consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and December 31, 2008

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

Revenue Recognition
The Company derives revenue from the sale of hardware, software, post customer support, and other related services. Post customer support includes telephone support, virus fixes, and rights to upgrades. Other related services include basic training. CGM derives its revenue from the sale of its tapes, labels and other security devices.  Revenue is recognized when products are shipped or services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

The Company recognizes revenue upon delivery of the product to the end-user, when the fee is determinable and collectability is probable. Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided.

Deferred Income
Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income. Deferred revenue for the years ended December 31, 2009 and 2008 was $52,182 and $10,098 respectively.  Revenue allocable to other services is recognized as the services are provided.  The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $88,801 and $94,946, respectively, for the years ended December 31, 2009 and 2008.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2009 and 2008. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $138,627 and $148,506 at December 31, 2009 and 2008.

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

Accounting for Stock Options
The Company has adopted FASB ASC 718-10, “Accounting for Stock-Based Compensation”, which establishes financial accounting and reporting standards for stock-based employee compensation plans.  This pronouncement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

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

Concentration of Credit Risk
Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and accounts receivable. The Company does not require collateral from its customers. The Company sells its principal products to end users and distributors principally in the United States.  ASII has one major customer that purchased $458,841 or 12.8% of total sales.  The accounts receivable at December 31, 2009 for this customer was $0.

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

Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had $105,746 and $109,485 for the years ended December 31, 2009 and 2008 respectively.

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

Goodwill and Other Intangible Assets
In June 2001, the Financial Accounting Standards Board (“FASB”) issued ASC 350 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.   Goodwill was acquired upon the purchase of its wholly-owned subsidiary of CGM totaling $4,054,998.

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

In December of 2008 the Company decreased the value of goodwill from $4,054,998 to $2,054,998 and in December 2009 the Company decreased the value of the goodwill to $0.

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In accordance with the provisions of ASC 815 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in change in fair market value of derivative liability, a separate component of the other income (expense).

Earnings (Loss) Per Share of Common Stock
 Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2009 and 2008 when the Company reported a loss because to do so would be anti-dilutive for years presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2009	December 31, 2008

Net (Loss)	$(5,217,710)	$(5,397,446)

Weighted-average common shares outstanding (Basic)	6,422,710	1,877,405

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	6,422,710	1,877,405

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2009 and 2008 because inclusion would have been anti-dilutive. There were no options and warrants available at December 31, 2009 and 2008.

Going Concern
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the year ended December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern.

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

Subsequent Events
In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of December 31, 2009 through the date the financial statements were issued.

Note 3 - Impact of Recent Accounting Pronouncements

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

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

Note 4 – Intangible Assets

Intangible assets consist of the following at December 31, 2009 and 2008:

	2009	2008
Licenses	$87,076	$222,076
Accumulated amortization	53,535	84,108
Total	$33,541	$137,968

Licenses are being amortized over its estimated useful life of 15 years.  Amortization expense for the years ended December 31, 2009 and 2008 was $15,167 and $15,169 respectively.  The Licenses are amortized using the straight-line method over the useful life of 15 years.

Based on the results of its most recent annual impairment tests, the Company determined that there would be no future value on the Brake Lock License.  Therefore, management authorized the impairment of that asset for a net affect of $89, 260.  There was no impairment determined for the other licenses that exist. However, future impairment tests could result in a charge to earnings.

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31,
2010	$6,168
2011	6,168
2012	6,168
2013	6,168
2014	6,168

Note 5- Property and Equipment

Property and Equipment consist of the following at December 31, 2009 and 2008:

	2009	2008

Furniture and Fixtures	$75,613	$75,613
Leasehold Improvements	159,607	159,607
Computers	219,301	219,301
Machinery and Equipment	762,987	762,987
	1,217,508	1,217,508
Less: Accumulated depreciation	(1,008,023)	(949,914)
Net	$209,485	$267,594

Depreciation expense for the years ended December 31, 2009 and 2008 was $58,109 and $62,789, respectively.

Note 6 - Convertible Debentures

Based on the guidance ASC 815, the Company concluded that the conversion features of its convertible debentures were required to be accounted for as derivatives. The imbedded conversion feature was bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change.

On May 16, 2008 convertible debentures in the net amount of $5,832,483 were satisfied.

On May 16, 2008, the Company issued sixteen convertible notes for an aggregate amount of $14,165,899. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 6% per annum.

The fair market value of the conversion feature is shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

The expected payment of principal over the life of the note assuming no principal is converted is as follows:

Year	Principal Payment
2010	$25,279
2011	13,997,780

During January 2009, the Company issued 5 convertible notes for an aggregate amount of $50,000. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 6% per annum with terms of three years.

We recorded a derivative liability related to these convertible debentures. The fair market value of the conversion feature is shown as a derivative liability on the Company’s balance sheet and is adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

Note 7 – Derivative Liability

In accordance with ASC 815and EITF 00-19,  the conversion feature associated with the Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives as a liability in the accompanying consolidated balance sheet, and it was measured at its estimated fair value of $18,888,603 and $17,356,901 as of December 31, 2009 and 2008, respectively. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	2009	2008
Fair market value of stock	$0.0012	$0.0001
Exercise price	$0.0003 to 0 .0009	$0.00007
Dividend yield	0.00%	0.00%
Risk free interest rate	0.81 % to 2.03%	1.07%
Expected volatility	254% to 356%	478.0%
Expected life	1 to 2 Years	2.5 Years

Note 8 - Income Taxes

At December 31, 2009 and 2008, the Company had federal net operating loss carry forwards of approximately $18,800,000 and $11,900,000, respectively to offset future federal taxable income expiring in various years through 2029. The Company also has state net operating loss carry forwards in various states, which approximate the federal amount to offset future state taxable income expiring in various years, generally 7 to 10 years following the year the loss was incurred.

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

The differences between income tax provisions in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

	Year Ended December 31,
	2009	2008

Federal Income Tax Rate	(34.0)%	(34.0)%
State Income Tax, Net of Federal Benefit	(5.94)%	(5.94)%
Effective Income Tax Rate	(39.94)%	(39.94)%
Effect on valuation allowance	(39.94)%	(39.94)%
Effective Income Tax Rate	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2009 and December 31, 2008 follows:

	2009	2008
Deferred tax asset
Net approximate operating loss carry forward	$6,588,000	$4,165,000
Bad debt reserves	—	—
Deferred tax assets	6,588,000	$4,165,000
Valuation allowance	(6,588,000)	(4,165,000)
Net deferred tax asset	$—	$—

Note 9 - Commitments and Contingencies

Operating Lease

CGM-AST leases one facility in Staten Island, New York under non-cancelable lease agreements that end in December 2008.  Company still occupies the space on a month to month basis.

On June 1, 2007 the offices of Allied Security Innovations, Inc. and the Somerset office of CGM-AST Applied Security Technologies, Inc. were combined into a new office located in Farmingdale, NJ in a 6,000 square foot combination warehouse /office space.  The reason for this was cost savings and improved operational efficiencies. The lease is a 5 year lease ending May 12, 2012 with a 5 year renewal option.  The Company is required to pay utilities, insurance and other costs relating to the lease facility.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009:

Per Year
2010	$58,529
2011	60,285
2012	30,588
Thereafter	-0-
Total Minimum Payrment required	$149,402

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

Note 10 - Stock Option and Other Plans

Effective November 13, 2006 the Company granted to each of Anthony Shupin, its President and Chief Executive Officer and Michael Pellegrino, its Chief Financial Officer, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services. On May 11, 2009 the Series A Preferred Stock was cancelled and replaced with 10,000 shares each of newly created Series B Preferred Stock.

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

On May 11, 2009 the Company filed with the Secretary of State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.

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

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	0	—	—	00	0
Outstanding at December 31, 2009	0			0	0

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

The principal amount of the three year Note is subject to adjustment based upon the average of (i) the gross revenues of CGM-AST for the fiscal year ending December 31, 2009 and (ii) an independent valuation of CGM-AST Sub based upon the audited consolidated financial statements of the Company and CGM-AST Sub for the fiscal years ending December 31, 2007 and 2008. In addition, the Company has granted CGM-AST a secondary security interest in substantially all of its assets and intellectual property.  If the Company is unable to fulfill its obligations pursuant to the Asset Purchase Agreement and the Note, there is a likelihood that CGM Security Solutions, Inc. can declare default and attempt to take back the asset.

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

Note 14 -Fair Value Measurements

On January 1, 2008, the Company adopted ASC 820 “Fair Value Measurements”. ASC 820 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

Fair Value Measurements on a Recurring Basis as of December 31, 2009

Assets	Level I	Level II	Level III	Total

Assets	$-	-	$-	$-
Total Assets	$-	$-	$-	$-
Liabilities	-	$36,916,662	-	$36,916,662
Total Liabilities	$-	$36,916,662	$-	$36,916,662

Note 15 - Subsequent Event

On March 2, 2010 the Company signed a six month promissory note in the amount  of Seventy Thousand Dollars ($70,000) which carries and interest rate of 12% and is due in 5 monthly installments of  $7,000 with a balloon payment in the sixth month of $38,242.

On March 2, 2010, the Company entered into a rescission agreement (the “Rescission Agreement”) with each of AJW Partners, LLC, AJW Master Fund, Ltd., New Millennium Capital Partners II, LLC and AJW Offshore, Ltd. as holders (the “Holders”) of the Company’s Callable Secured Convertible Notes (the “New Notes”).  Under the terms of the Rescission Agreement, the parties agreed to rescind a recapitalization agreement dated May 16, 2008 among the Company and the Holders (the “Recapitalization Agreement”). Under the Recapitalization Agreement, certain convertible debt securities previously held by the Holders (the “Old Notes”) were exchanged for the New Notes.

Under the Rescission Agreement, the New Notes are deemed void as if they were never issued by the Company to the Holders and the Old Notes were returned to the Holders as if they had never been exchanged for the New Notes pursuant to the Recapitalization Agreement.  As a result of the rescission, the Company is able to reduce its long term liabilities by approximately $8,000,000.

The Company considered all subsequent events through April 12, 2010, the date the financial statements were available to be issued.

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

ALLIED SECURITY INNOVATIONS, INC.
(Registrant)

Date: April 14, 2010	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer)
(Chairman)

Date: April 14, 2010	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO
(Principal Financial and Accounting Officer)