Form 10-Q
period 2010-03-31
Allied Security Innovations, Inc.
filed 2010-05-21
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

As of May 10, 2010 there were outstanding 117,775,914 shares of the Registrant’s common stock, par value $0.01 per share.

Allied Security Innovations, Inc.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1	Condensed Financial Statements:

	Consolidated Balance Sheets
	March 31, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Income
	(unaudited) for the three months ended March 31, 2010 and 2009	4

	Consolidated Statements of Cash Flows
	(unaudited) for the three months ended March 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 3	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits	20

	Signatures and Certifications	21

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$69,848	$52,667
Accounts receivable, net	418,866	292,453
Inventory	104,381	117,621
Other Current Assets	1,500	3,375

Total Current Assets	594,595	466,116

Property and equipment, net	197,231	209,485

Other Assets:
Deposits	11,914	9,421
Intangible assets, net	31,999	33,541

Total Other Assets	43,913	42,962

TOTAL ASSETS	$835,739	$718,563

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$415,681	$319,651
Accrued expenses	-	160,312
Accrued payroll	19,681	61,748
Accrued interest	1,730,867	1,552,590
Deferred income	63,247	52,182
Convertible debentures current portion	6,554,471	25,279
Notes payable	4,100,000	5,000
Derivative liabilities	17,582,072	18,888,603

Total Current Liabilities	30,466,019	21,065,365

Long Term Liabilities:

Note payable	-	4,000,000
Convertible debentures, net of current portion	-	13,997,780
Total Long Term Liabilities	-	17,997,780

Total Liabilities	30,466,019	39,063,145

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value: 1,000,000 shares
authorized ; 20,000 issued and outstanding shares	-	-
Common stock, par value $.001; authorized 9,999,000,000 shares;
82,910,275 and 23,176,249 issued and outstanding at
March 31, 2010 and December 31, 2010, respectively	82,910	23,176
Additional paid in capital	19,977,943	20,007,629
Accumulated deficit	(49,691,133)	(58,375,387)

Total Stockholders' Deficit	(29,630,280)	(38,344,582)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$835,739	$718,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
REVENUE
Product revenue	820,130	$1,103,944
Service revenue	179,553	34,938
Total revenue	999,683	1,138,882

Cost of Revenue	232,007	411,329
Gross Profit	767,676	727,553

OPERATING EXPENSES
General and administrative	465,759	552,539
Sales and marketing	91,515	130,028
Research and development	22,941	21,471
Total Operating Expenses	580,215	704,038

INCOME BEFORE OTHER INCOME (EXPENSE)	187,461	23,515

OTHER INCOME (EXPENSE)

Gain on extinuishment of debt	9,073,666	-
Interest expense	(255,398)	(280,183)
Beneficial interest from conversion	-	(8,922)
Amortization of debt discount	(4,167)	(3,744)
Change in fair value of derivative liability	(317,309)	19,378

Total Other Income (Expense)	8,496,792	(273,471)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$8,684,253	$(249,956)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	55,345,966	3,106,474

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	9,999,000,000	9,999,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$8,684,253	$(249,956)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	13,796	18,319
Amortization of debt discount	4,167	3,744
Beneficial interest	-	8,922
Gain on extinuishment of debt	(9,073,666)	-
Change in fair value of derivative liability	317,309	(19,378)
Bad debt expense	(4,037)	(32,468)
Changes in operating assets and liabilities:
Accounts receivable	(122,376)	98,582
Inventory	13,240	38,055
Prepaid expenses, deposits and other assets	(617)	1,236
Accounts payable and accrued expenses	79,047	183,656
Deferred Income	11,065	1,186

Net Cash Provided by (Used In) Operating Activities	(77,819)	51,898

Cash Flows from Financing Activities:
Proceeds from notes payable	95,000	50,000

Net Cash provided by Financing Activities	95,000	50,000

Net Increase in Cash	17,181	101,898
Cash at Beginning of Period	52,667	213,513

Cash at End of Period	$69,848	$315,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

ALLIED SECURITY INNOVATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest Expense	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common stock issued in conversion of convertible debentures	$22,927	$291,061

Beneficial interest in conjunction with issuance of convertible debentures	$-	$8,922

Common stock issued in conversion of accrued interest	$7,121	$3,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allied Security Innovations, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

Note 1 - Description of Business

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

Deferred Income
Revenue allocable to post customer support is recognized on a straight-line basis over the period which the service is to be provided. Revenue collected for future services is recorded as deferred income. Deferred revenue at March 31, 2010 was $63,247 and at December 31, 2009 was $52,182.. Revenue allocable to other services is recognized as the services are provided. The CGM-AST subsidiary recognizes it revenue upon shipment of the product to the customer.

Software Development Costs
All costs incurred in the research and development of new software products and costs incurred prior to the establishment of a technologically feasible product are expensed as incurred. Research and development of software costs were $22,941 and $21,471, for the three months ended March 31, 2010 and 2009.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2010. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. Accounts receivable are stated at the amount billed to the customer.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that exceed 90 days from invoice date and based on assessment of current creditworthiness, estimates the portion, if any that will not be collected. The allowance for doubtful accounts is $134,590 at March31, 2010 and $138,027 at December 31, 2009.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

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

Accounting for Stock Options
The Company has adopted Accounting Standards Codification ASC 718-10, “Accounting for Stock-Based Compensation”, which establishes financial accounting and reporting standards for stock-based employee compensation plans.  This pronouncement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

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

Concentration of Credit Risk
Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and accounts receivable. The Company does not require collateral from its customers. The Company sells its principal products to end users and distributors principally in the United States. ASII has no major customer as of March 31, 2010.

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

Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had advertising expenses of $90 and $12,625 for the three months ended March 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments
The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is discussed in Note 13.

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

In December of 2008 the Company determined its’ goodwill was impaired and recorded a loss of $2,000,000 and in December 2009 the Company wrote off the balance of the goodwill to $0.

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” including “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In accordance with the provisions of ASC 815, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in change in fair market value of derivative liability, a separate component of the other income (expense).

Earnings (Loss) Per Share of Common Stock
 Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2010 and 2009 when the Company reported a loss because to do so would be anti-dilutive for years presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2010	March 31, 2009

Net Income (Loss)	$8,684,253	$(249,956)

Weighted-average common shares outstanding (Basic)	55,345,966	3,106,474

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	55,345,966	3,106,474

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS on March 31, 2010 and December 31, 2009 because inclusion would have been anti-dilutive. There were no options and warrants available at March 31, 2010 and 2009.

Going Concern
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses and has accumulated large deficits for the period ended March 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 3 - Impact of Recent Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements This ASU amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.

Except for the detailed Level 3 roll forward disclosures, the guidance in the ASU was adopted by the Company on January 1, 2010 with no material impact on its financial statements. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements are effective January 1, 2011.

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

Note 4 – Intangible Assets

Intangible assets consist of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Licenses	$87,076	$87,076
Accumulated amortization	55,077	53,535
Total	$31,999	$33,541

Licenses are being amortized over its estimated useful life of 15 years. The Licenses are amortized using the straight-line method over the useful life of 15 years.

Based on the results of its most recent annual impairment tests, the Company determined that there would be no future value on the Brake Lock License. Therefore, management recorded an impairment of $89, 260 in 2009. There was no impairment determined for the other licenses that exist. However, future impairment tests could result in a charge to earnings.

The following is a listing of the estimated amortization expense for the next five years:

Year ended December 31,
2011	$6,168
2012	6,168
2013	6,168
2014	6,168
2015	6,168

Note 5- Property and Equipment

Property and Equipment consist of the following at March 31, 2010 and December 31, 2009.

	2010	2009

Furniture and Fixtures $ 75,613	$75,613
Leasehold Improvements	159,607	159,607
Computers	219,301	219,301
Machinery and Equipment 762,987	762,987
	1,217,508	1,217,508
Less: Accumulated depreciation	(1,020,277)	(1,008,023)
Net	$197,231	$209,485

Note 6 - Convertible Debentures

Based on the guidance ASC 815, the Company concluded that its convertible debentures were required to be accounted for as derivatives. The imbedded conversion features were bi-furcated and the fair market value was determined using a convertible bond valuation model. The derivative instruments are recorded at fair market value with changes in value recognized during the period of change.

On May 16, 2008 convertible debentures in the net amount of $5,832,483 were satisfied.

On May 16, 2008, the Company issued convertible notes for an aggregate amount of $14,165,899. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 6% per annum.

During January 2009, the Company issued 5 convertible notes for an aggregate amount of $50,000. The debentures are collateralized by substantially all of the Company's assets. The debentures accrue interest at the rate of 6% per annum with terms of three years.

The Company recorded a derivative liability related to these convertible debentures at their fair market value and adjusts the balance to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of income.

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

Under the Rescission Agreement, the New Notes are deemed void as if they were never issued by the Company to the Holders and the Old Notes were returned to the Holders as if they had never been exchanged for the New Notes pursuant to the Recapitalization Agreement. On March 2, 2010 $13,458,796 convertible debt principal was extinguished and $6,008,968 of principal was reinstated for a net decrease of $7,449,828. See Note 10.

The fair market value of the conversion feature is shown as a derivative liability on the Company’s balance sheet and is being adjusted to fair market value each reporting period with the change being reported as “other income and expenses” in the statement of operations.

Note 7 – Derivative Liability

In accordance with ASC 815, the conversion feature associated with the Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives as a liability in the accompanying consolidated balance sheet, and it was measured at its estimated fair value of $17,582,072 and $18,888,603 as of March 31, 2010 and December 31, 2009. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:
	2010	2009
	$0.0012	$0.0001
Exercise price	$0.0003 to 0 ..0009	$0.0003 to 0 0009
Dividend yield	0.00%	0.00%
Risk free interest rate	0.81% to 2.03%	0.81% to 2.03%
Expected volatility	254% to 356%	254% to 356%
Expected life	1 to 30 Years	1 to 2 Years

Note 8 - Commitments

Operating Leases

CGM-AST leases one facility in Staten Island, New York on a month to month basis. In addition, the Company’s Farmingdale, NJ location is a 6,000 square foot combination warehouse /office. The lease is a 5 year lease ending May 12, 2012 with a 5 year renewal option. The Company is required to pay utilities, insurance and other costs relating to the lease facility. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2010:

Per Year
2010	$43,897
2011	60,285
2012	30,588
Thereafter	-0-
Total Minimum Payment required	$134,770

Employment Agreements

On July 18 2008, 2005, ASII entered into a five-year employment agreement with Anthony R. Shupin, Chairman, President and Chief Executive Officer, which entitled him to a base salary of $227,900 per year.  The Board of Directors may adjust his base salary at their discretion but it may not be adjusted below $225,000 per year. Mr. Shupin is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Shupin will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Shupin shall participate in the Management Equity Incentive Plan. As a participant in the the Management Equity Incentive Plan, Mr. Shupin will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. The Company may grant Mr. Shupin, following the first anniversary of the date hereof and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Shupin will be entitled to 25 vacations days per year at such times as may be mutually agreed with the Board of Directors. ASII will provide Mr. Shupin a monthly car allowance of One Thousand Dollars ($1,000) along with related car expenses.

On July 18, 2008, ASII entered into a five-year employment agreement with Michael J. Pellegrino, Senior Vice President and Chief Financial Officer, which entitled him to a base salary of $185,500 per year. The Board of Directors may adjust his base salary at their discretion but it may not be adjusted below $175,000 per year.  Mr. Pellegrino is also entitled to participate in the Annual Management Bonus Plan. As a participant in the Annual Management Bonus Plan, Mr. Pellegrino will be eligible to receive bonuses, based on performance, in any amount from 10% to 200% of the Base Salary. In addition, Mr. Pellegrino shall participate in the Management Equity Incentive Plan.   As a participant in the Management Equity Incentive Plan, Mr. Pellegrino will be eligible to receive options, which vest over a period of time from the date of the option's issue, to purchase common shares of ASII. ASII may also grant to the Employee, following the first anniversary of the date of the Agreement and at the sole discretion of the Board of Directors, options to purchase common shares of the Company (subject to the vesting and the satisfaction of the other terms and conditions of such options). Mr. Pellegrino will be entitled to 30 vacation days per year at such times as may be mutually agreed with the Board of Directors. ASII shall also furnish Mr. Pellegrino with monthly car allowance of One Thousand Dollars ($1,000) and related car expenses.

Note 9 - Stock Option and Other Plans

Effective November 13, 2006 the Company granted to each of the executives discussed in Note 8, 10,000 shares of newly created Series A Preferred Stock ("A Preferred") as recognition for services. On May 11, 2009 the Series A Preferred Stock was cancelled and replaced with 10,000 shares each of newly created Series B Preferred Stock.

 Each share of B Preferred stock is convertible into 200,000 shares of common stock of the Company starting three years from the date of issuance, provided that the closing bid price of the Company's common stock is $2.00 per share. The shares of B Preferred may be voted with the Company's common stock on an “as converted” basis on any matters that common stock is entitled to vote on. The shares are not exercisable unless common stock is $2.00 per share and only after these preferred shares have been outstanding for 2 years.  After 1 more year they would become exercisable. Currently, a zero-value contingency is reported and a value will be assigned only if the $2.00 target is achieved within the allotted time frame and the shares become exercisable.

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

The Company maintains the 1994 Restated Stock Option Plan (the 1994 Plan) pursuant to which the Company reserved 5,000,000 shares of common stock. The options granted have a term of ten years and are issued at or above the fair market value of the underlying shares on the grant date., The Company also maintains the 1996 Director Option Plan (the Director Plan) pursuant to which the Company reserved 200,000 shares of common stock. Options granted under the Director Plan are issued at or above the fair market value of the underlying shares on the grant date. A portion of the first option vests at the six-month anniversary of the date of the grant and continues over a four-year period. Subsequent options vest on the first anniversary of the grant date. The options expire ten years from the date of the grant or 90 days after termination of employment, whichever comes first.

The following is a summary of option activity under all plans:

	1994 Plan	1996 Director Plan	Nonqualified	Total Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	0	—	—	00	0
Outstanding at March 31, 2010	0			0	0

Note 10 – Extinguishment of debt

The accompanying condensed consolidated Statement of Operations for the three months ended March 31, 2010,  reports a gain on extinguishment of debt in the amount of $9,073,666.  As required by the Troubled Debt Restructurings by Debtors Topic discussed in Note 6, the transaction was accounted for as a troubled debt restructurings under ASC 470-60 as follows:

Convertible debentures rescinded March 2, 2010	$13,458,796
Convertible debentures reinstated March 2, 2010	6,008,969
Gain on extinguishment- notes	7,449,827

Derivative liability rescinded March 2, 2010	16,696,175
Derivative liability reinstated March 2, 2010	15,072,336
Gain on extinguishment- derivatives	1,623,839

Total Gain on Extinguishment of Debt	$9,073,666

The Company has determined it received a concession from the creditor through a reduction in principal balance; the Rescission Agreement meets the definition of a troubled debt restructuring.  Paragraph 35-6 of ASC 47-60 notes that if total future cash payments specified by new terms, including face amount and interest, is less than the current carrying amount, then the debtor shall reduce the carrying amount equal to the total future cash payments specified by the new terms and shall recognize a gain on restructuring.  The Company has determined that the future cash payments are less than the current carrying amount due to the conversion feature.

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

As of March 31, 2010 there are two note payables totaling $30,000 owed to corporate officers with no terms.

Note 13 -Fair Value Measurements

On January 1, 2008, the Company adopted ASC 820 “Fair Value Measurements”. ASC 820 defines fair value, provides a consistent framework for measuring fair value and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.

Fair Value Measurements on a Recurring Basis as of March 31, 2010

	Level I	Level II	Level III	Total

Assets	$-	-	$-	$-

Total Assets	$-	$-	$-	$-

Convertible debentures		6,554,471		6,554,471

Derivative liability		17,582,072		17,582,072

Notes payable	-	$4,100,000	-	$4,100,000

Total Liabilities	$-	$28,236,543	$-	$28,236,543

Note 14 - Subsequent Events

Within the last twelve months, many of the Company’s customers have changed their terms from 30 days to 45 to 90 days.  To insure a level cash flow the Company entered into a factoring agreement with Universal Funding Corporation in April 2010 for one year with advances not to exceed 80% of accounts receivable up to a $450,000 limit.   Interest is calculated and charged at ..4375% per month.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Revenues for the three months ended March 31, 2010 were $999,683 compared to $1,138,882 for the three months ended March 31, 2009, a decrease of $139,199 or 12,2%.  ASII generates its revenues through software licenses, hardware, post customer support arrangements and other services. The revenue from ASII service was $179,553 and $34,938 for the three months ended March 31, 2010 and 2009.  CGM-AST generates its revenue through the manufacture and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products. The revenue from these products was $820,130 and $1,103,944 for the three months ended March 31, 2010 and 2009.

Cost of revenue for the three months ended March 31, 2010 was $232,007 compared to $411,329 for the three months ended March 31, 2009 a decrease of $179,322 or 43.6%. Cost of revenue sold as a percentage of revenue for the three months ended March 31, 2010 was 23.2% of total revenues.

Operating expenses for the three months ended March 31, 2010 were $580,215 compared to $704,038 for the three months ended March 31, 2009, a decrease of $123,823 or 17.6%. This decrease was mainly attributable to a decrease in payroll.  Management also put tight cost controls in place in 2010.

General and Administrative expenses for the three months ended March 31, 2010 were $465,759 compared to $552,539 for the three months ended March 31, 2009 for a decrease of $86,780 or 15.7%. This decrease was mainly attributable to tighter controls on spending.

Sales and Marketing expenses for the three months ended March 31, 2010 were $91,515 compared $130,028 for the three months ended March 31, 2009 for a decrease of $38,513 or 29.6%. This decrease was mainly attributable to a decrease in payroll.

Research and development expenses for the three months ended March 31, 2010 were $22,941 compared to $21,471 for the three months ended March 31, 2009 for an increase of $1,470.

ASII had a net income for the three months ended March 31, 2010 of $8,684,253 and a net (loss) for the three months ended March 31, 2009 of $(249,956). This is an increase in net income of $8,934,209.  This was primarily due to the rescission agreement of March 2, 2010.

Net cash provided by (used in) operating activities for the three months ended March 31, 2010 and the three months ended March 31, 2009 was $(77,819) and $51,898. The decrease in cash provided by operating activities for the three months ended March 31, 2010 was $129,717.

Net cash provided by financing activities was $95,000 and $50,000 for the three months ended March 31, 2010 and the three months ended March 31, 2009.

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

Over the next twelve months, management is hopeful that sufficient working capital may be obtained from operations and external financing to meet ASII's liabilities and commitments as they become payable. ASII has in the past relied on private placements of common stock securities, and loans from private investors to sustain operations.  However, if ASII is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. At March 31, 2010, ASII had assets of $835,739 compared to $718,563 on December 31, 2009 an increase of $117,176 and shareholder (deficit) of $ (29,630,280) on March 31, 2010 compared to shareholder (deficit) of $(38,344,582) on December 31, 2009, a decrease of $8,714,302. This decrease in shareholder (deficit) for the three months ended March 31, 2010 resulted from the net income for the three months ended March 31, 2010.

The Company had net income of $8,684,253 and net (loss) of ($249,956) during the three months ended March 31, 2010 and 2009. As of March 31, 2010, we had a cash balance in the amount of $69,848 and current liabilities of $30,466,019. The total amount of notes payable and debentures is $10,654,471.  We may not have sufficient cash or other assets to meet our current liabilities. In order to meet these obligations, we may need to raise cash from the sale of securities or from borrowings.

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

The Company has contractual obligations of $12,820,800 as of March 31, 2010. These contractual obligations, along with the dates on which such payments are due are described below:

Contractual Obligations	Total	One Year or Less	More Than One Year
Due to Related Parties	$0	$0	$0
Accounts Payable and Accrued Expenses	435,362	435,362	0
Accrued interest on loans	1,730,867	1,730,867	0
Note payable	4,100,000	4,100,000	0
Convertible Debentures	6,554,571	6,554,571	0
Total Contractual Obligations	$12,820,800	$12,820,800	$0

The Company is currently in default on several of the convertible debentures that are included in current liabilities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2010 or as of the date of this report.

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
 o Acquire and effectively add management support to profitable companies complementary to its broadened target markets

Item 3. Quantitative and Qualitative Disclosures about Market Risk
None

Item 4. Control and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this interim Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Interim Report on Form 10-Q were not effective for the following reasons:

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

Item 1A. Risk Factors

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

ALLIED SECURITY INNOVATIONS, INC.
(Registrant)

Date: May 21, 2010	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer)
(Chairman)

Date: May 21, 2010	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO
(Principal Financial and Accounting Officer)