Form 10-K/A
period 2009-12-31
Allied Security Innovations, Inc.
filed 2010-09-17
CIK 927454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment #1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 amended

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation   S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Audited Consolidated Financial Statements:

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the Years Ended December 31, 2009and December 31, 2008

Statement of Stockholders' Deficit for the Years Ended December 31, 2009 and December 31,2008

Statements of Cash Flows for the Years Ended December 31, 2009and December 31, 2008

Notes to Consolidated Financial Statements	22-33

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Allied Security Innovations, Inc. and Subsidiary
Formerly Digital Descriptor Systems, Inc.
1709 Route 34 South
Farmingdale, New Jersey, 07727

We have audited the accompanying consolidated balance sheet of Allied Security Innovations, Inc. and Subsidiary (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Security Innovations, Inc., as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

ALLIED SECURITY INNOVATIONS, INC.
(Registrant)

Date: September 17, 2010	By:	/s/ ANTHONY SHUPIN
Anthony Shupin
(President, Chief Executive Officer)
(Chairman)

Date: : September 17, 2010	By:	/s/ MICHAEL J. PELLEGRINO
Michael J. Pellegrino
Senior Vice President & CFO
(Principal Financial and Accounting Officer)