Form 10-K
period 2015-12-31
Allied Security Innovations, Inc.
filed 2019-01-10
CIK 927454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-26604

Allied Security Innovations, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2770048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Datura St.

West Palm Beach, FL 33401

(Address of Principal Executive Offices)

561-570-4301

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ *

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2018, 411,239,719 shares of the issuer's Common Stock were outstanding

The aggregate market value of the voting Common Stock held by non-affiliates on 12/31/2018 was $ 82,248 using the closing price of $0.0002.

PART I

ITEM 1.  Business

History

Allied Security Innovations, Inc. ("ADSV," the "Company," "us," "we," or "our"), a Delaware corporation incorporated in 1994, formerly known as Digital Descriptor Systems, Inc. which was the successor to Compu-Color, Inc., an Iowa corporation. The operations of DDSI were started as a division of ASI Computer Systems, Inc. of Waterloo, Iowa in 1986. Compu-Color, Inc. was formed in July 1989 and as of July 1, 1989 purchased the assets of the Compu-Color division of ASI Computer Systems, Inc.

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

Products

CGM-AST has Trade Secret protection on its Secure T.R.A.C.® tape, Super Seals, Water Gum Tape, developed a Button Memory Seal and Sentry Sensor®. It also has distribution rights on all NAVATECH products and seals, and owns the rights to the patented ToppClip® pallet security device. In addition, CGM-AST provides authentication technology and products to clients to act as brand protection elements to finished goods. This brand protection technology can help manufacturers reduce the incidences of "knock-offs" that are common in the garment and accessory businesses. CGM-AST’s core products are: CGM-AST Tapes, Self-Wound Security Tape, Void Labels and Void Tape for Bag Closure, SUPERSEALS®, Custom Coated Products, CGM-AST Conductive Inks and Membrane Switch Components, EMAPS®, Locks, Sentry Sensor® and other representative items.

SUPERSEAL® and self-voiding carton sealing tape known as SECURE T.R.A.C.(R) show a customized signature if attempts are made at removing them. If cut and resealed, SUPERSEAL® further shows an "opened" legend on the seal's center surface. With self-wound void tape, any attempt at resealing is negated by the surface coating on the tape. An "opened" legend is also left on the tape if removed. Since the products are manufactured in-house, CGM-AST controls all features and has the ability to customize the products to the customer's needs. CGM-AST also offers converted labels, seals, and money bags. CGM-AST manufactures a variety of adhesives, graphics and die cut label configurations for companies whose logos always appear on the tape or label for security purposes. No generic product can be substituted for this product since no one makes an identical product.

Uses for this product and technology include such items as:

o	Aircraft and truck seals
o	Fiber and Steel drum seals
o	Motor Vehicle inspection seals
o	Pharmaceutical Packaging
o	Box or container closure seals
o	Cash bag components
o	Computer seals
o	Validation devices
o	General security products
o	Law Enforcement Agencies

Once CGM-AST's products are applied to a particular surface, any attempt at removal will leave a sign in the form of an indelible word or legend on the tape and a removable or permanent legend on the enclosure. The EMAPS® or Electro-Magnetic Asset Protection System reflects entry by sending an electronic signals if cut. EMAPS® products function without the need to identify a cut visually. Both products, the labels and the scanners, are unique and only manufactured by CGM-AST.

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

Employees

ADSV develops, assembles, markets and installs computer systems which capture video, digitally captured images and scanned images, digitize the image, link the digitized images to text/data and store the image and text on a computer database which allows for transmitting the image and text by computer or telecommunication links to remote locations.

Imaging technology enables computers to record, store and retrieve both textual information and visual images. The common problem in imaging technology is how to record, store, process and retrieve information and images within the same system. ADSV's software programs utilize technology to link the textual information with the images so that customers can record and retrieve related text and images. ADSV originally developed the software to address the information retrieval problems of tax assessors. ADSV subsequently adapted the software for use by law enforcement agencies and management of jail facilities. ADSV's software also addresses different information retrieval needs such as reproducing line ups and producing housing badges (jails), bar coded wristbands for identification which facilitates movement within jails and courts and storing and retrieving hand written and computer generated document images within arrest records. The marketplace for this technology has become more of a commodity item than the specialized software it was in the past and the Company has made a decision not to actively pursue this market in the future as the cost of upgrading the software and competing in what we consider to be a very small marketplace does not justify the investment that would be necessary. While we will still support and maintain the existing customer base we will no longer actively solicit new customers.

ADSV does offer maintenance and support for their products.

Maintenance and Support

ADSV offers its customers' ongoing maintenance and support plus updates of the software, for an annual fee.

Marketing

Law Enforcement Applications

ADSV markets its Law Enforcement products through vendors of compatible software applications.

Customers

ADSV maintains a continuing relationship with its customers based upon support services and periodic upgrades of the Compu-Capture(R) line and Compu-Sketch(R) software. The major revenue-generating event is presently the support and maintenance of our existing customer base.

Product Liability Insurance

Although ADSV believes its products are safe, it may be subject to product liability claims from persons injured through the use of ADSV's marketed products or services. ADSV carries no direct product liability insurance, relying instead on the coverage maintained by its distributors and manufacturing sources from which it obtains product. There is no assurance that this insurance will adequately cover any liability claims brought against ADSV. There also can be no assurance that ADSV will be able to obtain its own liability insurance (should it seek to do so) on economically feasible terms. ADSV's failure to maintain its own liability insurance could materially adversely affect its ability to sell its products in the future. Although no product liability claims have been brought against ADSV to date, if there were any such claims brought against ADSV, the cost of defending against such claims and any damages paid by ADSV in connection with such claims could have a materially adverse impact upon ADSV, including its financial position, results of operations and cash flows.

Patents, Trademarks and Licenses

ADSV owns the proprietary rights to the software used in the Compu-Capture(R) programs. In addition, ADSV owns the rights to the trademarks "Compu-Capture(R)," "Compu-Color(R)" and "Compu-Scan(R)," all trademarks have been registered with the United States Patent and Trademark Office.

3

ITEM 2. Properties

The Company operates at 224 Datura Street, West Palm Beach, Florida, 33401, USA.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 8. Financial Statements and Supplementary Data.

See the financial statements annexed to this annual report immediately before the signature page and beginning as page “F-1” of this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties, that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

None.

PART III

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

The financial statements are attached immediately after the signature page of this Annual Report on Form 10-K.

Exhibit

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Allied Security Innovations, Inc.

Balance Sheet

As at December 31, 2015 (Unaudited)

		As at December 31, 2015
	Notes	(Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	320,013
Accounts receivable, net	5	349,333
Inventory	6	65,849

Total Current Assets		735,195

Intangible assets, net	7	38,428
Property, plant and equipment, net	8	106,774
Deposits	9	18,419

Total Assets		878,817

EQUITY & LIABILITIES

Current Liabilities
Accounts payables and accrued expense	10	3,094,132
Deferred income	11	120,362
Convertible debentures - current portion	12	6,567,972
Notes payable	13	5,021,676
Derivative liabilities	14	8,747,815

Total Current Liabilities		23,551,957

Convertible Loan		340,000
Long term loan		40,000

Total Liabilities		23,931,957

SHAREHOLDER'S EQUITY

Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued		–
Common stock; authorized 750,000,000 shares, par value US$0.01;		411,241
Additional paid in capital		19,684,697
Accumulated deficit		(43,129,078)

Total Shareholders’ Deficit		(23,033,141)

Total Liabilities and Shareholders’ Equity		898,816

See accompanying notes to financial statements.

Allied Security Innovations, Inc.

Statement of Profit and loss

For the year ended December 31, 2015

For the year ended December 31, 2015

(Amount in $)

Revenue	541,704
Cost of sales	(153,318)
Gross profit	388,386

Operating expenses
General and administrative	(238,016)
Sales and marketing	(32,273)
Research and development	(15,977)

Income / (Loss) from operations	102,120

Other Income / (expense)
Amortization of debt discount	(2,650)
Change in fair value of derivative liability	47,485
Interest expense	(177,195)

Loss from continuing operations before tax	(30,240)

Income tax	–

Net Loss	(30,240)

Other Comprehensive income / (loss):	–

Total Comprehensive income / (loss)	(30,240)

See accompanying notes to financial statements.

Allied Security Innovations, Inc.

Statement of Shareholders' Equity

As at December 31, 2015 (Unaudited)

	Series A - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Par	capital	(Deficit)	Equity
	Amount in $

As at December 31, 2015 (Unaudited)	–	–	411,240,719	411,241	19,684,697	(43,098,838)	(23,002,900)

Profit / (loss) for the period						(30,240)	(30,240)

As at December 31, 2016 (Unaudited)	–	–	411,240,719	411,241	19,684,697	(43,129,078)	(23,033,141)

See accompanying notes to financial statements.

Allied Security Innovations, Inc.

Statement of Cash Flows

As at December 31, 2015 (Unaudited)

Cash flow from operating activities

(Loss) / profit before income tax	(30,240)

Adjustment for non cash charges and other items:

Amortization of discount on convertible notes	2,650
Change in fair value of derivative liability	(47,485)

(75,075)
Changes in working capital

Decrease / (increase) in accounts receivables	7,525
Decrease / (increase) in inventory	7,297
(Decrease) / increase in Other payables and accrued expenses	(198,354)
(Decrease) / increase in deferred income	9,166
(174,366)

Cash flow from operating activities	(249,441)

Cash flow from investing activities

Additions in intangible assets	–
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	–

Cash flow from financing activities

Proceeds from long term loan	40,000
Proceeds from issuance of common stock	–
Proceeds from / (payments for) note payable - other	427,135

Cash flow from financing activities	467,135

Increase/(decrease) in cash and cash equivalents	217,694

Cash and cash equivalents at beginning of the period	102,320

Cash and cash equivalents at end of the year	$320,013

See accompanying notes to financial statements.

Allied Security Innovations, Inc.

Notes to the Financial Statements

For the year ended December 31, 2015

1. LEGAL STATUS AND OPERATIONS

Allied Security Innovations, Inc. (the Company), formerly known as Digital Descriptor Systems, Inc., was incorporated in 1994 as Delaware corporation. The Company was the successor to Compu-Color, Inc., an Iowa corporation. The Company started its operations as a division of ASI Computer Systems, Inc. of Waterloo, Iowa in 1986. During 2005 the Company acquired CGM Security Solutions, Inc. as a wholly owned subsidiary and changed its name to CGM Applied Security Technologies, Inc. In conjunction with the acquisition the Company has changed its primary focus from the law enforcement market to the security market in general as it believes that the potential for revenue is much greater.

The Company is primarily engaged in manufacturing and distribution of indicative and barrier security seals, security tapes and related packaging security systems, protective security products for palletized cargo, physical security systems for tractors, trailers and containers as well as a number of highly specialized authentication products.

2. BASIS OF PREPARATION

2.1 Statement of compliance

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a going concern.

2.2 Accounting Convention

These financial statements have been prepared on the basis of 'historical cost convention using accrual basis of accounting except as otherwise stated in the respective accounting policies notes.

Going concern

The accompanying unaudited financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company historically has experienced significant losses and negative cash flows from operations. Further, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.3 Critical accounting estimates and judgements

The preparation of financial statements in conformity with the approved accounting standards require management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimates are revised if the revision affects only that period, or in the period of the revision and future periods.

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i) Equipment - estimated useful life of property, plant and equipment (note - 3.8)

ii) Provision for doubtful debts (note - 3.4)

iii) Provision for income tax (note - 3.1)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.1 Income tax

The tax expense for the year comprises of income tax, and is recognized in the statement of earnings. The income tax charge is calculated on the basis of the tax laws enacted or substantively enacted at the balance sheet date. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation and establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is accounted for using the balance sheet liability method in respect of all temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred income tax liabilities are recognised for all taxable temporary differences and deferred income tax assets are recognised to the extent that it is probable that taxable profits will be available against which the deductible temporary differences and unused tax losses can be utilized. Deferred income tax is calculated at the rates that are expected to apply to the period when the differences are expected to be reversed.

3.2 Trade and other payables

Liabilities for trade and other amounts payable are carried at cost, which is the fair value of the consideration to be paid in future for goods and services received, whether or not billed to the Company.

3.3 Provisions

A provision is recognized in the financial statements when the Company has a legal or constructive obligation as a result of past events and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of obligation.

3.4 Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal course of business. The management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of period ended is adequate.

3.5 Contingent liabilities

A contingent liability is disclosed when the Company has a possible obligation as a result of past events, the existence of which will be confirmed only by the occurrence or non-occurrence, of one or more uncertain future events, not wholly within the control of the Company; or when the Company has a present legal or constructive obligation, that arises from past events, but it is not probable that an outflow of resources embodying economic benefits will be required to settle the obligation, or the amount of the obligation cannot be measured with sufficient reliability.

3.6 Financial liabilities

Financial liabilities are recognized when the Company becomes party to the contractual provision of the instruments and the Company loses control of the contractual right that comprise the financial liability when the obligation specified in the contract is discharged, cancelled or expired. The Company classifies its financial liabilities in two categories: at fair value through profit or loss and financial liabilities measured at amortized cost. The classification depends on the purpose for which the financial liabilities were incurred. Management determines the classification of its financial liabilities at initial recognition.

(a) Financial liabilities at fair value through profit or loss

Financial liabilities at fair value through profit or loss are financial liabilities held for trading. A financial liability is classified in this category if incurred principally for the purpose of trading or payment in the short-term. Derivatives (if any) are also categorized as held for trading unless they are designated as hedges.

(b) Financial liabilities measured at amortized cost

These are non-derivative financial liabilities with fixed or determinable payments that are not quoted in an active market. These are recognized initially at fair value, net of transaction costs incurred and are subsequently stated at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the profit and loss account.

3.6.1 Derivative financial instruments and hedge accounting

Derivatives are recognised initially at fair value, any directly attributable transaction costs are recognised in profit or loss as they are incurred. Subsequent to initial recognition, derivatives are measured at fair value, and changes therein are generally recognised in profit and loss account.

The Company also holds derivative financial instruments to hedge its foreign currency exposures. Embedded derivatives are separated from the host contract and accounted for separately if certain criteria are met.

(a) Fair value hedge

Derivatives which are designated and qualify as fair value hedge, changes in the fair value of such derivatives are recorded in the profit and loss account, together with any changes in the fair value of the hedged asset or liability that are attributable to the hedged risk.

(b) Cash flow hedges

When a derivative is designated as cash flow hedging instrument, the effective portion of changes in the fair value of the derivative is recognised in other comprehensive income and accumulated in the hedging reserve. Any ineffective portion of changes in the fair value of the derivative is recognised immediately in profit or loss.

The amount accumulated in equity is retained in other comprehensive income and reclassified to profit or loss in the same period or periods during which the hedged item affects profit or loss.

If the hedging instrument no longer meets the criteria for hedge accounting, expires or is sold, terminated or exercised, or the designation is revoked, then hedge accounting is discontinued prospectively. If the forecast transaction is no longer expected to occur, then the amount accumulated in equity is reclassified to profit or loss.

3.7 Property, plant and equipment

All equipments are stated at cost less accumulated depreciation and impairment loss. The cost of fixed assets includes its purchase price, import duties and non-refundable purchase taxes and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, upto the month in which the asset is disposed off. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life.

Maintenance and normal repair costs are expensed out as and when incurred. Major renewals and improvements are capitalized and assets so replaced, if any are retired.

Gains and losses on disposal of fixed assets, if any, are recognized in statement of profit and loss.

3.8 Cash and cash equivalents

Cash and cash equivalents include cash in hand and deposits held at call with banks. For the purpose of the statement of cash flows, cash and cash equivalents bank balances and short term highly liquid investments subject to an insignificant risk of changes in value and with maturities of less than three months.

3.9 Revenue recognition

The Company derives revenue from the sale of hardware, software, post customer support, and other related services. Post customer support includes telephone support, virus fixes, and rights to upgrades. Other related services include basic training. CGM derives its revenue from the sale of its tapes, labels and other security devices.

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

3.10 Functional and presentation currency

Items included in the financial statements are measured using the currency of the primary economic environment in which the Company operates. The financial statements are presented in US (Dollars) which is the Company's presentation currency. All financial information presented in US Dollars has been rounded to the nearest dollar unless otherwise stated.

3.11 Foreign currency transactions

Foreign currency transactions are translated into the functional currency using the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the exchange rate prevailing at the statement of financial position date. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates are recognized in the profit and loss account.

3.12 Contingencies

The assessment of the contingencies inherently involves the exercise of significant judgment as the outcome of the future events cannot be predicted with certainty. The Company, based on the availability of the latest information, estimates the value of contingent assets and liabilities, which may differ on the occurrence / non-occurrence of the uncertain future event(s).

3.13 Stock based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with generally accepted accounting principles. For employee stock-based awards, fair value of the award on the date of grant is calculated using the Black-Scholes method and the quoted price of the Company's common stock for stock options and unrestricted shares respectively;

The Company recognizes expense over the service period for awards expected to vest.

In case of non-employee stock-based awards, fair value of the award on the date of grant is calculated in the same manner as employee awards. However, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted.

3.14 Software Development cost

The Company accounts for software development cost in accordance with ASC 985-20 whereby cost of developing software All cost incurred to establish technological feasibility of a software product to be sold, leased or otherwise marketed are research and development cost. These cost are charged to expense when incurred. The technological feasibility of a software product is established when the entity has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Cost of producing product masters incurred subsequent to establishing technological feasibility shall be capitalized. Those cost include coding and testing performed subsequent to establishing technological feasibility. Capitalization of software cost shall cease when the product is available for general release to customers.

Once a project reaches the development stage, the Company allocates a portion of salaries to be capitalized based on estimated hours spent developing the software.

3.15 Inventories

Inventories, except for stock in transit, are stated at lower of cost and net realizable value. Stock in transit is valued at cost comprising invoice value plus other charges thereon. Net realizable value is the estimated selling price in ordinary course of business less estimated costs of completion and selling expenses.

4 Cash

This represents cash in hand and cash deposited in bank accounts (current) by the Company.

5 Accounts Receivables

Opening balance	$356,858
Net movement during the period	(7,525)
349,333
Less: Provision	–
Account Receivable - Net	$349,333

6 Inventory

Opening balance	$73,146
Net movement during the period	(7,297)
$65,849

7 Intangible assets

Cost - License
Opening balance	$105,841
Net movement during the period	–
105,841

Accumulated Amortization
Opening balance	(67,413)
Net movement during the period	–
(67,413)

Closing Book Value	$38,428

8 Property, plant and equipment

Cost
Opening balance	$1,217,508
Net movement during the period	–
1,217,508

Accumulated Depreciation
Opening balance	(1,110,734)
Net movement during the period	–
(1,110,734)

Closing Book Value	$106,774

8.1 Property, plant and equipment, as the reporting date, comprises of:

Furniture and fixtures	$75,613
Leasehold improvements	159,607
Computers	219,301
Machinery and equipment	762,987
1,217,508
Less: Accumulated depreciation	(1,110,734)
Closing balance	$106,774

9 Deposits

Opening balance	$18,419
Net movement during the period	–
$18,419

10 Accounts payables and accrued expenses

Opening balance	$3,292,486
Net movement during the period	(198,354)
$3,094,132

11 Deferred Income

Opening balance	$111,196
Net movement during the period	9,166
$120,362

12 Convertible Debentures

Opening balance	$6,565,322
Net movement during the period	2,650
$6,567,972

13 Notes payable

Opening balance	$4,594,541
Net movement during the period	427,135
$5,021,676

14 Derivative Liabilities

Opening balance	$8,795,300
Net movement during the period	(47,485)
$8,747,815

15 Revenue

Product revenue	$515,706
Service revenue	25,998
Net revenue	$541,704

16 Contingencies and Commitments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at the end of current reporting period, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations and there are no proceedings in which any directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Security Innovations, Inc.

By:	/s/ Daniel Sobolewski
Daniel Sobolewski Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer

Date:  January 10, 2019

