Form 10-K
period 2016-12-31
Allied Security Innovations, Inc.
filed 2019-01-10
CIK 927454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of December 31, 2018, 411,239,719 shares of the issuer's Common Stock were outstanding.

The aggregate market value of the voting Common Stock held by non-affiliates on 12/31/2018, was $ 82,248 using the closing price of $0.0002.

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

3

ITEM 2. Properties

The Company operates The Company operates at 224 Datura Street, West Palm Beach, Florida, 33401, USA.

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

Allied Security Innovations, Inc.

Balance Sheet

As at December 31, 2016 (Unaudited)

		As at December 31, 2016
	Notes	(Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	323,651
Accounts receivable, net	5	359,593
Inventory	6	73,942

Total Current Assets		757,186

Intangible assets, net	7	38,428
Property, plant and equipment, net	8	106,774
Deposits	9	18,419

Total Assets		920,807

EQUITY & LIABILITIES

Current Liabilities
Accounts payables and accrued expense	10	3,056,068
Deferred income	11	130,284
Convertible debentures - current portion	12	6,570,623
Notes payable	13	5,121,333
Derivative liabilities	14	8,711,696

Total Current Liabilities		23,590,004

Convertible Loan		340,000
Long term loan		40,000

Total Liabilities		23,970,004

SHAREHOLDER'S EQUITY

Preferred stock; authorized 250,000,000 shares, par value US$0.01; none issued		–
Common stock; authorized 750,000,000 shares, par value US$0.01;		411,241
Additional paid in capital		19,684,697
Accumulated deficit		(43,145,134)

Total Shareholders’ Deficit		(23,049,196)

Total Liabilities and Shareholders’ Equity		920,807

See accompanying notes to financial statements.

Allied Security Innovations, Inc.

Statement of Profit and loss

For the year ended December 31, 2016

For the year ended December 31, 2016

(Amount in $)

Revenue	441,221
Cost of sales	(138,223)
Gross profit	302,999

Operating expenses
General and administrative	(181,042)
Sales and marketing	(24,548)
Research and development	(12,153)

Income / (Loss) from operations	85,256

Other Income / (expense)
Amortization of debt discount	(2,650)
Change in fair value of derivative liability	36,119
Interest expense	(134,780)

Loss from continuing operations before tax	(16,056)

Income tax	–

Net Loss	(16,056)

Other Comprehensive income / (loss):	–

Total Comprehensive income / (loss)	(16,056)

See accompanying notes to financial statements.

Allied Security Innovations, Inc.

Statement of Shareholders' Equity

As at December 31, 2016 (Unaudited)

	Series A - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Par	capital	(Deficit)	Equity
	Amount in $

As at December 31, 2015 (Unaudited)	–	–	411,240,719	411,241	19,684,697	(43,129,078)	(23,033,141)

Profit / (loss) for the period						(16,056)	(16,056)

As at December 31, 2016 (Unaudited)	–	–	411,240,719	411,241	19,684,697	(43,145,134)	(23,049,196)

See accompanying notes to financial statements.

Allied Security Innovations, Inc.

Statement of Cash Flows

As at December 31, 2016 (Unaudited)

Cash flow from operating activities

(Loss) / profit before income tax	(16,056)

Adjustment for non cash charges and other items:

Amortization of discount on convertible notes	2,650
Change in fair value of derivative liability	(36,119)

(49,524)
Changes in working capital

Decrease / (increase) in accounts receivables	(10,261)
Decrease / (increase) in inventory	(8,093)
(Decrease) / increase in Other payables and accrued expenses	(38,064)
(Decrease) / increase in deferred income	9,922
(46,496)

Cash flow from operating activities	(96,020)

Cash flow from investing activities

Additions in intangible assets	–
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	–

Cash flow from financing activities

Proceeds from convertible notes issued	–
Proceeds from issuance of common stock	–
Proceeds from / (payments for) note payable - other	99,658

Cash flow from financing activities	99,658

Increase/(decrease) in cash and cash equivalents	3,638

Cash and cash equivalents at beginning of the period	320,013

Cash and cash equivalents at end of the year	$323,651

See accompanying notes to financial statements.

Allied Security Innovations, Inc.

Notes to the Financial Statements

For the year ended December 31, 2016

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

4 Cash

This represents cash in hand and cash deposited in bank accounts (current) by the Company.

5 Accounts Receivables

Opening balance	$349,333
Net movement during the period	10,261
359,593
Less: Provision	–
Account Receivable - Net	$359,593

6 Inventory

Opening balance	$65,849
Net movement during the period	8,093
$73,942

7 Intangible assets

Cost - License
Opening balance	$105,841
Net movement during the period	–
105,841

Accumulated Amortization
Opening balance	(67,413)
Net movement during the period	–
(67,413)

Closing Book Value	$38,428

8 Property, plant and equipment

Cost
Opening balance	$1,217,508
Net movement during the period	–
1,217,508

Accumulated Depreciation
Opening balance	(1,110,734)
Net movement during the period	–
(1,110,734)

Closing Book Value	$106,774

8.1 Property, plant and equipment, as the reporting date, comprises of:

Furniture and fixtures	$75,613
Leasehold improvements	159,607
Computers	219,301
Machinery and equipment	762,987
1,217,508
Less: Accumulated depreciation	(1,110,734)
Closing balance	$106,774

9 Deposits

Opening balance	$18,419
Net movement during the period	–
$18,419

10 Accounts payables and accrued expenses

Opening balance	$3,094,132
Net movement during the period	(38,064)
$3,056,068

11 Deferred Income

Opening balance	$120,362
Net movement during the period	9,922
$130,284

12 Convertible Debentures

Opening balance	$6,567,972
Net movement during the period	2,650
$6,570,623

13 Notes payable

Opening balance	$5,021,676
Net movement during the period	99,658
$5,121,333

14 Derivative Liabilities

Opening balance	$8,747,815
Net movement during the period	(36,119)
$8,711,696

15 Revenue

Product revenue	$420,046
Service revenue	21,176
Net revenue	$441,221

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
Daniel Sobolewski President, Chief Executive Officer and Chief Financial Officer

Date:  January 10, 2019

